Form 10-Q
period 1995-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1995-05-16
CIK 832775

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended       March 31, 1995

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-17556

                      Brauvin High Yield Fund L.P. II
            (Exact name of registrant as specified in its charter)

                Delaware                              36-3580153
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)

     150 South Wacker Drive, Chicago, Illinois          60606
     (Address of principal executive offices)        (Zip Code)

                            (312) 443-0922
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.  Yes  X   No  .

                       BRAUVIN HIGH YIELD FUND L.P. II

                                   INDEX



                                                                     Page

PART I  Financial Information

 Item 1.  Consolidated Financial Statements . . . . . . . . . . . .    3

          Consolidated Balance Sheets at March 31, 1995 and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Operations for the period
          January 1, 1995 to March 31, 1995 and January 1, 1994 to
          March 31, 1994  . . . . . . . . . . . . . . . . . . . . .    5

          Consolidated Statements of Partners' Capital for the period
          January 1, 1992 to March 31, 1995 . . . . . . . . . . . .    6

          Consolidated Statements of Cash Flows for the period
          January 1, 1995 to March 31, 1995 and January 1, 1994 to
          March 31, 1994. . . . . . . . . . . . . . . . . . . . . .    7

          Notes to Consolidated Financial Statements  . . . . . . .    8

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . .   14




PART II Other Information

 Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   19

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .   19

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .   19

 Item 4.  Submissions of Matters to a Vote of Security Holders. . .   19

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .   19

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                       PART I - FINANCIAL INFORMATION



ITEM 1. Consolidated Financial Statements

  Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1995, Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, Consolidated Statements of Partners' Capital for the period January 1, 1992 to March 31, 1995 and Consolidated Statements of Cash Flows for the three months ended
March 31, 1995 and 1994 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS

                                        March 31,       December 31,
                                           1995             1994
ASSETS
Investment in real estate, at cost:
    Land                                 $11,126,124      $11,126,124
    Buildings                             24,835,990       24,825,040
                                          35,962,114       35,951,164
    Less: accumulated depreciation        (4,096,614)      (3,913,295)
      Net investment in real estate       31,865,500       32,037,869

Cash and cash equivalents                  1,007,872        1,106,917
Rent receivable                               39,810           66,614
Deferred rent receivable                     224,307          207,417
Due from General Partners (Note 4)           167,994          167,696
Other assets                                  34,815           43,558
      Total Assets                       $33,340,298      $33,630,371

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Accounts payable and accrued
    expenses                             $    79,401      $   131,504
    Due to affiliates (Note 3)                17,879            3,469
    Due to General Partners (Note 4)          23,000           23,000
    Rent received in advance                   8,004          206,477
      Total Liabilities                      128,284          364,450

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE                    34,443           34,179

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE                2,486,461        2,494,341

PARTNERS' CAPITAL:
General Partners                             319,429          319,429
Limited Partners                          30,371,681       30,417,672
      Total Partners' Capital             30,691,110       30,737,101

      Total Liabilities and
        Partners' Capital                $33,340,298      $33,630,071



          See accompanying notes to consolidated financial statements.

                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,

                                           1995                1994

INCOME:
  Rental                                $1,037,861          $1,043,220
  Interest                                   9,825               3,590
  Other                                      2,283               2,641

   Total income                          1,049,969           1,049,451

EXPENSES:
    General and administrative              33,233              39,041
    Management fees (Note 3)                10,335               9,591
    Depreciation                           183,319             184,694

     Total expenses                        226,887             233,326

Income before minority interests           823,082             816,125

MINORITY INTEREST'S SHARE OF NET INCOME:
    Brauvin High Yield Venture              (1,414)             (1,413)
    Brauvin Funds Joint Venture            (72,970)            (71,124)

Income before gain on sale of property     748,698             743,588

Gain on sale of property                        --             126,743

Net income                              $  748,698           $ 870,331

Net income allocated to the
   General Partners                     $        0           $  21,758

Net income allocated to the
   Limited Partners                     $  748,698           $ 848,573

Net income per Unit outstanding (a)     $    18.75           $   21.40

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

          See accompanying notes to consolidated financial statements

                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             For the period from January 1, 1992 to March 31, 1995

                               General       Interest
                              Partners       Holders*        Total
Balance, January 1, 1992       $187,365     $33,124,637   $33,312,002

Contributions, net                   --         115,882       115,882
Selling commissions and other
    offering costs (Note 1)          --         (59,761)      (59,761)
Net income                       73,405       2,862,800     2,936,205
Cash distributions                   --      (3,456,204)   (3,456,204)
Balance, December 31, 1992      260,770      32,587,354    32,848,124

Contributions, net                   --         181,294       181,294
Selling commissions and other
    offering costs (Note 1)          --         (58,314)      (58,314)
Net income                       58,659       2,287,696     2,346,355
Cash distributions                   --      (3,569,741)   (3,569,741)
Balance, December 31, 1993      319,429      31,428,289    31,747,718

Contributions, net                   --         207,446       207,446
Return of Capital                    --        (248,257)     (248,257)
Selling commissions and
 other offering costs (Note 1)       --         (56,161)      (56,161)
Net income                           --       2,564,375     2,564,375
Cash distributions                   --      (3,478,020)   (3,478,020)
Balance, December 31, 1994      319,429      30,417,672    30,737,101

Contributions, net                   --         118,391       118,391
Selling commissions and
 other offering costs (Note 1)       --         (15,248)      (15,248)
Net income                           --         748,698       748,698
Cash distributions                   --        (897,832)     (897,832)
Balance, March 31, 1995        $319,429     $30,371,681   $30,691,110

* Total Units sold at March 31, 1995, December 31, 1994, 1993 and 1992 were 39,986, 39,866, 39,659, and 39,477, respectively. Cash distributions to Limited Partners per Unit were $22.49, $87.47, $90.22 and $87.68 for the three months ended March 31, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.
          See accompanying notes to consolidated financial statements.

                         BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994

                                                 1995           1994

Cash flows from operating activities:
Net income                                   $  748,698    $  870,331
Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization                  183,319       184,694
 Gain on sale of property                            --      (126,743)
 Minority interest's share of income
   from Brauvin High Yield Venture                1,414         1,413
 Minority interest's share of income
   from Brauvin Funds Joint Venture              72,970        71,124
 Decrease in other assets                         8,743         3,949
 Increase in due from affiliates                   (298)         (340)
 Decrease (increase) in rent receivable          26,804       (75,053)
 Increase in deferred rent receivable           (16,890)      (18,280)
 (Decrease) increase in rent received
   in advance                                  (198,473)       90,351
 Decrease in accounts payable and
   accrued expenses                             (52,103)      (64,000)
 Increase in due to affiliates                   14,410         1,098
Total adjustments                                39,896        68,213
 Net cash provided by operating activities      788,594       938,544

Cash flows from investing activities:
 Cash distribution to minority interest-
   Brauvin High Yield Venture                    (1,150)       (1,000)
 Cash distribution to minority interest-
   Brauvin Funds Joint Venture                  (80,850)      (49,000)
 Capital Expenditures                           (10,950)
 Proceeds from sale of property                    --         375,000
 Net cash (used in) provided by
   investing activities                         (92,950)      325,000

Cash flows from financing activities:
 Sale of Units, net of selling commissions
   and other offering costs                     103,143       (17,133)
 Cash distributions to Limited Partners        (897,832)     (898,097)
 Net cash used in financing activities         (794,689)     (915,230)

Net (decrease) increase in cash and
  cash equivalents                              (99,045)      348,314
Cash and cash equivalents at beginning
  of period                                   1,106,917       799,390
Cash and cash equivalents at end of period   $1,007,872    $1,147,704
          See accompanying notes to consolidated financial statements.

                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

     The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. At March 31, 1995 and December 31, 1994, the Partnership had sold $39,736,351 and $39,866,216 of Units, respectively. The March 31, 1995 total Units included $3,251,440 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investment in the Partnership, which Units were retired. As of March 31, 1995 the Participants have acquired Units under the Plan which approximate 8% of the total Units outstanding.

     The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers, one Blockbuster Video store and three Chi-Chi's restaurants. Also acquired were 99% and 51% equity interests in two joint ventures with an affiliated entity which ventures purchased the land and buildings underlying six Ponderosa restaurants and a Scandinavian Health Spa, respectively. The Partnership's acquisition process is now completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

     Rental Income

     Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

     Consolidation of Joint Ventures

     The Partnership owns a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owns six Ponderosa restaurants and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owns a Scandinavian Health Spa. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts have been eliminated.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for federal income taxes in the financial statements. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     Investment in Real Estate

     The operating properties acquired by the Partnership are stated at cost including acquisition costs net of accumulated depreciation. Depreciation expense is computed on a straight-line basis over approximately 35 years.

     Organization Costs

     Organization costs represent costs incurred in connection with the organization and formation of the Partnership. Organization costs were amortized over a period of five years using the straight line method.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

(2)  PARTNERSHIP AGREEMENT

     Distributions

     All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), shall be distributed: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to their 10% Current Preferred Return, as such term is defined in the Agreement; and (b) thereafter, any remaining amounts will be distributed 97.5% to the Limited Partners and 2.5% to the General Partners.

     The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

     first, to the Limited Partners until the Limited Partners have received an amount equal to the 10% Cumulative Preferred Return, as such term is defined in the Agreement;

     second, to the Limited Partners until the Limited Partners have received an amount equal to the amount of their Adjusted Investment, as such term is defined in the Agreement; and

     third, 95% to the Limited Partners and 5% to the General Partners.


     A distribution to Limited Partners for the first quarter of 1995 will be made on May 15, 1995 in the amount of $880,217.

     Profits and Losses

     Net profits and losses from operations of the Partnership [computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated between the Limited Partners and the General Partners in accordance with the ratio of aggregate distributions of Operating Cash Flow attributable to such tax year, although if no distributions are made in any year, net losses (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2.5% to the General Partners and 97.5% to the Taxable Class Limited Partners, as defined in the Agreement.

     The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Limited Partners until the Limited Partners have been allocated an amount of profits equal to their 10% Cumulative Preferred Return as of such date; (c) third, to the Limited Partners until the Limited Partners have been allocated an amount of profit equal to the amount of their Adjusted Investment; and (d) thereafter, 95% to the Limited Partners and 5% to the General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Account balances; and (b) thereafter, 95% to the Limited Partners and 5% to the General Partners.

(3)  TRANSACTIONS WITH RELATED PARTIES

     An affiliate of the General Partners manages the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment
(as defined).

     The Partnership has advanced $398,915 to an affiliated lessee relating the Hardee's transactions as of December 31, 1993. An allowance for doubtful accounts of $398,915 has been established on this receivable at and December 31, 1993. In 1994, this receivable was determined to be uncollectible and was written off.

     The General Partners currently owe the Partnership approximately $140,000 relating to the Distribution Guaranty Reserve and has committed an additional $23,000.

     The Partnership pays affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

     An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

     Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994 were as follows:

                                           1995       1994

Selling commissions                      $12,344    $12,184
Management fees                           10,335      9,591
Reimbursable operating expenses           18,000     18,900
Legal fees                                 3,206        900


(4)  DISTRIBUTION GUARANTEE RESERVE

   The Partnership has made distributions to Limited Partners for calendar years 1992, 1993 and 1994 (the final payment for each year from 1992-1994 being made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in SECTION H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

   The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership had a substantial amount of cash invested in short-term investments, as opposed to properties, and during 1990 did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners.

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1995 and December 31, 1994, $140,000 was due from the General Partners related to the Distribution Guaranty.

   Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as defined in
the Prospectus.   The cumulative deficit produced has been reduced from
$136,000, at December 31, 1990, to $23,000 at December 31, 1994 and March 31,
1995, respectively, because Operating Cash Flow has exceeded distributions since December 31, 1990.

(5)  SALE OF PROPERTY

   On February 18, 1994, the Partnership sold the Taco Bell located in Schofield, Wisconsin to an unaffiliated third party. The following is a calculation of the gain realized on the sale:

       Sale proceeds                  $375,000
       Less net book value:
            Land                        82,856
            Building                   193,328
            Accumulated Depreciation   (27,927)
       Net book value                  248,257
       Realized gain                  $126,743

   All amounts receivable on this property were collected at the sale. The sale proceeds of $375,000 were distributed to the Limited Partners on November 15, 1994.


(6)  PROVISION FOR IMPAIRMENT

   During the third quarter of 1994, the Partnership recorded an allowance for impairment of $500,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on June 17, 1988 of 25,000 Units (subject to increase to 40,000 units). The offering was anticipated to close on June 16, 1989 but was extended and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed and issued between June 17, 1988 and September 30, 1989, pursuant to the public offering.

   The Partnership continues to raise additional funds through the Plan. The Plan raised $3,251,440 through March 31, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1995, Units valued at $2,392,258 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

   The General Partners adopted an enhancement to the Partnership's Distribution Reinvestment Plan effective November 15, 1994. (The Management Letter in the 1994 Annual Report incorrectly reported the date of the enhancement as August 1995.) This enhancement permits unit holders to reinvest at a unit price that is adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

   The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owns a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two Taco Bell restaurants, formed a 51% equity interest in an affiliated joint venture which purchased a Scandinavian Health Spa and purchased the land and buildings underlying seven additional Ponderosa restaurants. In 1990, the Partnership purchased the land and buildings underlying a Children's World Learning Center, three Hardee's restaurants, three Avis Lubes, a Blockbuster Video store and two Children's World Learning Centers. The Partnership purchased three Chi-Chi's restaurants in 1991. The Partnership's acquisition process is now completed with the exception of acquisitions made with funds raised through the Plan.

   Beginning in September 1990, the Partnership did not receive rent payments on the Hardee's restaurants located in Albion, Michigan and St. Johns, Michigan (the "Properties"). As a result of eviction proceedings commenced by the Partnership against the defaulting lessee on January 5, 1991 due to nonpayment of rent, the Partnership obtained legal possession of the Albion property on February 25, 1991 and the St. Johns property on March 18, 1991 and the leases were terminated. Subsequently, Wolverine Fast Food, Inc. ("Wolverine"), the defaulting lessee, filed a Chapter 11 bankruptcy proceeding. Upon obtaining possession of the Properties, the Partnership entered into a lease (the "Interim Lease") with an affiliate of the Partnership (the "Affiliated Lessee") until a suitable unaffiliated lessee could be found. Simultaneously, the Partnership entered into negotiations with Hardee's Food Systems, Inc. ("Hardee's"), the franchisor, to manage and operate the Properties until a new franchisee/tenant for the Properties could be located.

   During the period that the properties were operated by the Affiliated Lessee, the operating expenses and management fees exceeded the revenues generated by the restaurants. As a result, the Partnership advanced $398,915 to the Affiliated Lessee as of December 31, 1993, which was fully reserved in 1993 and written off in 1994.

   After taking possession of the Properties, the Partnership, in conjunction with Hardee's, had sought replacement operators for the Properties. During that time, Wolverine approached the Partnership to re-lease the restaurants on a long-term basis. Because the Partnership had been unable to identify another long-term tenant for the restaurants and because Hardee's began to actively support Wolverine and reported substantial improvement in the performance of the remaining Wolverine restaurants, the Partnership entered into negotiations with Wolverine to re-lease the Properties.

   As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St. Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became seriously delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994 the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter 7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the Partnership for non-dischargeable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a judgement against Guiles in the amount of $1.5 million was agreed upon and placed into escrow pending lease default. The Partnership is in the process of entering the judgement against Guiles. There has been no change in the status of these judgements during the first quarter of 1995.

   The Partnership entered into a lease with a new tenant, Jasaza, Inc., to operate the Albion property as a Hardee's restaurant. On April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

   During the third quarter of 1994, the Partnership recorded an allowance for impairment of $500,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

   During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term commencing February 1, 1995.
Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period. The new lease rent is lower than the rent from the previous tenant.

   On February 18, 1994, the Partnership sold the Taco Bell located in Schofield, Wisconsin to an unaffiliated third party. The following is a calculation of the gain realized on the sale:


       Sale proceeds                               $375,000
       Less net book value:
          Land                                       82,856
          Building                                  193,328
          Accumulated depreciation                  (27,927)
       Net book value                               248,257
       Realized gain                              $ 126,743

       All amounts receivable on this property were collected at the sale. The sale proceeds of $375,000 were distributed to the Limited Partners on November 15, 1994.

  In April 1994, the lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property. The Partnership has continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. has subleased the property through March 1996 to an unaffiliated sublessee, Clarkson Investors II, an auto/oil repair operator. The Partnership has signed a new lease with the sublessee to operate the property after the initial lease expires. The lease is for 42 months commencing March 26, 1996 and provides for annual base rent of $55,000. The new lease rent is lower than current rent.

  On October 4, 1994, the Partnership entered into a real estate and lease exchange agreement with Metromedia Steakhouses Company L.P. ("MSC"), the lessee of Ponderosa Steakhouse #1055, located at 877 South Orange Blossom Trail, Apopka, Florida (the "Apopka Premises") and owner of commercial real estate known as Ponderosa Steakhouse #129, located at 2200 West Jefferson Street, Joliet, Illinois (the "Joliet Premises") due to the Apopka Premises not meeting sales expectations and MSC wanting to close the unit. To terminate the lease, the Partnership and MSC agreed to an exchange of properties. In December 1994, the agreement was exercised which terminated the Apopka Lease, conveyed the Apopka Premises to MSC, conveyed the Joliet Premises to the Partnership and the Partnership and MSC entered into a lease for the Joliet Premises. The terms of the Apopka lease were adopted for the Joliet lease except for a change in the percentage rental income calculation which will increase income to the Partnership if the Joliet premises meets sales forecasts.

  In February 1995, the Chi-Chi's restaurant in Clarksville, Tennessee closed due to poor sales. The corporate obligor continues to make timely and complete lease payments, per the terms of the lease, while seeking a subtenant.

  The Partnership has made distributions to Limited Partners for calendar years 1992, 1993 and 1994 (the final payment for each year from 1992-1994 being made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. As described in Footnote 8 to the section of the Prospectus on pages 8 and 9 entitled "Estimated Use of Proceeds of Offering", the Partnership set aside 1% of the gross proceeds of the Offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of:
(i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

  The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership had a substantial amount of cash invested in short-term investments, as opposed to properties, and during 1990 did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners.

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1995, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as defined in the Prospectus. The cumulative deficit produced has been reduced from $136,000 at December 31, 1990 to $23,000 at March 31, 1995, as Operating Cash Flow has exceeded distributions since December 31, 1990.

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date           1995    1994    1993     1992    1991    1990    1989

February 15       9.00%   9.00%   9.00%    8.75%   9.25%   9.25%   9.25%

May 15            9.00%   9.00    9.00     8.75    9.25    9.25    9.25

August 15                 9.00    9.00     8.75    8.75    9.25    9.25

November 15(a)            8.00    9.00     8.75    8.75    9.25    9.25

    (a) The November 15, 1994 quarterly distribution rate does not include the return of capital of $248,257.

    Due to the previous defaults under the lease agreements by the two Hardee's lessees, Operating Cash Flow for 1991 was insufficient to maintain a 9.25% per annum distribution and was reduced to 8.75%. In order to enable the Partnership to make distributions entirely from Operating Cash Flow, beginning August 15, 1991, distributions were reduced to 8.75% per annum for the balance of 1991 and for the first three quarters of 1992; commencing with the February 15, 1993 distribution the distribution rate was raised to 9.0% per annum.

Results of Operations - Three months ended March 31, 1995 and 1994

    Results of operations for the three months ended March 31, 1995 reflected net income of $748,698 compared to net income of $870,331 for the three months ended March 31, 1994, a decrease of approximately $121,600. The decrease in net income was due to March 31, 1994 net income reflecting a gain from the sale of a Taco Bell restaurant of approximately $127,000. Income before gain on sale of property for the three months ended March 31, 1995 reflected an increase of approximately $5,000 as compared to 1994 as a result of lower general and administrative expenses.

                         PART II - OTHER INFORMATION



    ITEM 1. Legal Proceedings.

              None.

    ITEM 2. Changes in Securities.

              None.

    ITEM 3. Defaults Upon Senior Securities.

              None.

    ITEM 4. Submission Of Matters To a Vote of Security Holders.

              None.

    ITEM 5. Other Information.

              None.

    ITEM 6. Exhibits and Reports On Form 8-K.

              None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BY:  Brauvin Realty Advisors II, Inc.
                                       Corporate General Partner of
                                       Brauvin High Yield Fund L.P. II



                                       BY:    /s/ Jerome J. Brault
                                              Jerome J. Brault
                                              Chairman of the Board of
                                              Directors, President and Chief
                                              Executive Officer

                                       DATE:  May 12, 1995



                                       BY:    /s/ Thomas J. Coorsh
                                              Thomas J. Coorsh
                                              Chief Financial Officer
                                              and Treasurer

                                       DATE:  May 12, 1995