Form 10-Q/A
period 1995-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1995-07-13
CIK 832775

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A



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

              Exhibit 27-Financial Data Schedule.

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

                                       DATE: July 12, 1995



                                       BY:    /s/ Thomas J. Coorsh
                                              Thomas J. Coorsh
                                              Chief Financial Officer
                                              and Treasurer

                                       DATE: July 12, 1995