Form 10-Q
period 1995-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1995-08-14
CIK 832775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended       June 30, 1995


                                  or

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

                   BRAUVIN HIGH YIELD FUND L.P. II

                                INDEX

                                                        Page

PART I  Financial Information

Item 1. Consolidated Financial Statements . . . .         3

        Consolidated Balance Sheets at June 30, 1995
        and December 31, 1994 . . . . . . . . . .         4

        Consolidated Statements of Operations for
        the six months ended June 30, 1995
        and June 30, 1994. . . . . . . . . . . . .        5

        Consolidated Statements of Operations for
        the three months ended June 30, 1995
        and June 30, 1994. . . . . . . . . . . . .        6

        Consolidated Statements of Partners' Capital
        for the periods January 1, 1992
        to June 30, 1995 . . . . . . . . . . . . .        7

        Consolidated Statements of Cash Flows for
        the six months ended June 30, 1995
        and June 30, 1994. . . . . . . . . . . . .        8

        Notes to Consolidated Financial Statements        9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . .        15


PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . .        20

Item 2. Changes in Securities. . . . . . . . . . .        20

Item 3. Defaults Upon Senior Securities. . . . . .        20

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . .        20

Item 5. Other Information. . . . . . . . . . . . .       20

Item 6. Exhibits and Reports on Form 8-K . . . . .       20

SIGNATURES . . . . . . . . . . . . . . . . . . . .       21

                   PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1995, Consolidated Statement of Operations for the six months ended June 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended June 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to June 30, 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form
10-K.
                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                     June 30,    December 31,
                                       1995          1994
ASSETS
Investment in real estate, at cost:
    Land                           $11,126,124   $11,126,124
    Buildings                       24,835,990     24,825,040
    Less: accumulated depreciation (4,279,932)    (3,913,295)
    Net investment in real estate  31,682,182     32,037,869
Cash and cash equivalents           1,043,567      1,106,917
Rent receivable                        43,302         66,614
Deferred rent receivable              241,198        207,417
Due from General Partners (Note 4)    168,060        167,696
Other assets                           31,645         43,558
    Total Assets                  $33,209,954    $33,630,071

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued expenses  79,837       131,504
Due to affiliates (Note 3)             15,498         3,469
Due to General Partners (Note 4)       23,000        23,000
Rent received in advance                8,004       206,477
    Total Liabilities                 126,339       364,450

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE             34,137       34,179

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE         2,483,482    2,494,341

PARTNERS' CAPITAL:
General Partners                      319,429      319,429
Limited Partners                   30,246,567   30,417,672
    Total Partners' Capital        30,565,996   30,737,101

    Total Liabilities and
    Partners' Capital             $33,209,954  $33,630,071



    See accompanying notes to consolidated financial statements.

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended June 30,

                                  1995            1994
INCOME:
  Rental                        $2,082,798     $2,164,043
  Interest                          27,934          8,254
  Other                              2,282          5,859

   Total income                  2,113,014      2,178,156

EXPENSES:
    General and administrative      90,686        96,369
    Management fees (Note 3)        20,846        21,642
    Provision for bad debts           --          17,176
    Depreciation                   366,638       367,390

     Total expenses                478,170       502,577

Income before minority interests 1,634,844     1,675,579

MINORITY INTEREST'S SHARE
OF NET INCOME:
    Brauvin High Yield Venture      (2,858)       (2,806)
    Brauvin Funds Joint Venture   (145,941)     (143,879)

Income before gain on sale
of property                      1,486,045     1,528,894

Gain on sale of property              --         126,743

Net income                      $1,486,045    $1,655,637

Net income allocated to
the General Partners            $     --      $   41,391

Net income allocated to
the Limited Partners            $1,486,045    $1,614,246

Net income per Unit
outstanding (a)                 $    37.20    $    53.18

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

  See accompanying notes to consolidated financial statements

                     BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended June 30,


                                    1995           1994

INCOME:
 Rental                          $1,044,937     $1,120,823
 Interest                            18,108          4,664
 Other                                 --            3,218

    Total income                  1,063,045      1,128,705

EXPENSES:
 General and administrative          57,453         57,328
 Management fees (Note 3)            10,511         12,051
 Depreciation                       183,319        182,696
 Provision for bad debts              --            17,176

  Total expenses                    251,283        269,251

Income before minority interests
and gain on sale of property        811,762        859,454

MINORITY INTEREST'S SHARE
OF NET INCOME:
Brauvin High Yield Venture          (1,444)         (1,393)
Brauvin Funds Joint Venture        (72,971)        (72,755)

Net income                      $  737,347      $  785,306

Net income allocated to the
General Partners                $     --        $   19,633

Net income allocated to the
Limited Partners                $  737,347      $  765,673

Net income per Unit
outstanding (a)                 $    18.46      $    19.31

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

 See accompanying notes to consolidated financial statements

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           For the periods from January 1, 1992 to June 30, 1995


                            General     Interest
                           Partners      Holders*      Total
Balance, January 1, 1992   $187,365   $33,124,637   $33,312,002

Contributions, net            --          115,882       115,882
Selling commissions and other
offering costs (Note 1)       --          (59,761)      (59,761)
Net income                   73,405     2,862,800     2,936,205
Cash distributions            --       (3,456,204)   (3,456,204)
Balance, December 31, 1992  260,770    32,587,354    32,848,124

Contributions, net            --          181,294       181,294
Selling commissions and other
offering costs (Note 1)       --          (58,314)      (58,314)
Net income                   58,659     2,287,696     2,346,355
Cash distributions            --       (3,569,741)   (3,569,741)
Balance, December 31, 1993  319,429    31,428,289    31,747,718

Contributions, net            --          207,446       207,446
Return of Capital             --         (248,257)     (248,257)
Selling commissions and other
offering costs (Note 1)       --          (56,161)      (56,161)
Net income                    --        2,564,375     2,564,375
Cash distributions            --       (3,478,020)   (3,478,020)
Balance, December 31, 1994  319,429    30,417,672    30,737,101

Contributions, net            --          160,070       160,070
Selling commissions and other
offering costs (Note 1)       --          (30,111)      (30,111)
Net income                    --        1,486,046     1,486,046
Cash distributions            --       (1,787,109)   (1,787,109)
Balance, June 30, 1995     $319,429   $30,246,567   $30,565,996

* Total Units sold at June 30, 1995, December 31, 1994, 1993 and 1992 were 40,026, 39,866, 39,659, and 39,477, respectively.
Cash distributions to Limited Partners per Unit were $44.74, $87.47, $90.22 and $87.68 for the six months ended June 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.
 See accompanying notes to consolidated financial statements.

                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30,


                                         1995          1994

Cash flows from operating activities:
Net income                            $1,486,046   $1,655,637
Adjustments to reconcile net
income to net cash provided by
operating activities:
 Depreciation                            366,638     367,390
 Gain on sale of property                   --      (126,743)
 Provision for bad debts                    --        17,176
 Minority interest's share of income
   from Brauvin High Yield Venture         2,858       2,806
 Minority interest's share of income
   from Brauvin Funds Joint Venture      145,941     143,879
 Decrease in other assets                 11,913       7,847
 Increase in due from General
 Partners and affiliates                    (364)    (42,970)
 Decrease in rent receivable              23,312      18,278
 Increase in deferred rent receivable    (33,781)    (36,560)
 Decrease in rent received in advance   (198,473)   (196,271)
 Decrease in accounts payable and
   accrued expenses                      (51,667)    (49,382)
 Increase (decrease) in due to
 affiliates                               12,029     (11,706)
Total adjustments                        278,406      93,744
Net cash provided by operating
activities                             1,764,450   1,749,381

Cash flows from investing activities:
 Cash distribution to minority interest-
   Brauvin High Yield Venture            (2,900)     (4,150)
 Cash distribution to minority interest-
   Brauvin Funds Joint Venture         (156,800)   (149,450)
 Capital expenditures                   (10,950)       --
 Proceeds from sale of property            --       375,000
 Net cash (used in) provided by
 investing activities                  (170,650)    221,400

Cash flows from financing activities:
Sale of Units, net of selling
commissions and other offering costs      129,959      (26,439)
Cash distributions to Limited Partners (1,787,109) (1,791,289) Net cash used in financing activities (1,657,150) (1,817,728) Net (decrease) increase in cash and
cash equivalents                          (63,350)     153,053
Cash and cash equivalents at
beginning of period                     1,106,917      799,390
Cash and cash equivalents at
end of period                          $1,043,567   $  952,443
See accompanying notes to consolidated financial statements.

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. At June 30, 1995 and December 31, 1994, the Partnership had sold $40,026,287 and $39,866,216 of Units, respectively. The June 30, 1995 total Units included $3,389,513 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investment in the Partnership, which Units were retired. As of June 30, 1995 the Participants have acquired Units under the Plan which approximate 8.5% of the total Units outstanding.

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

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method

The accompanying consolidated financial statements have been repared using the accrual method of accounting.

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

A distribution to Limited Partners for the second quarter of 1995 will be made on August 15, 1995 in the amount of $891,108.

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

The Partnership advanced $398,915 to an affiliated lessee relating the Hardee's transactions as of December 31, 1993. An allowance for doubtful accounts of $398,915 had been established on this receivable at and December 31, 1993. In 1994, this receivable was determined to be uncollectible and was written off.

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

Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1995 and 1994 were as follows:

                                              1995      1994

Selling commissions                          $24,375    $24,153
Management fees                               20,846     21,642
Reimbursable operating expenses              36,000     37,800
Legal fees                                     4,341      1,800





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

In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1995 and December 31, 1994, $140,000 was due from the General Partners related to the Distribution Guaranty.

Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions,
as defined in the Prospectus.   The cumulative deficit produced
has been reduced from $136,000, at December 31, 1990, to $23,000 at December 31, 1994 and June 30, 1995, respectively, because Operating Cash Flow has exceeded distributions since December 31, 1990.

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

The Partnership continues to raise additional funds through the Plan. The Plan raised $3,389,513 through June 30, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1995, Units valued at $2,492,126 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

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

As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St. Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became seriously delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994 the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter 7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the Partnership for non-dischargeable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a judgement against Guiles in the amount of $1.5 million was agreed upon and placed into escrow pending lease default. The Partnership is in the process of entering the judgement against Guiles. There has been no change in the status of these judgements during the second quarter of 1995.

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

During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term commencing February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period. The new lease rent is lower than the rent from the previous tenant. The Dairy Queen has been reporting strong sales and has already generated percentage rent to the Partnership.

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

All amounts receivable on this property were collected at the sale. The sale proceeds of $375,000 were distributed to the Limited artners on November 15, 1994.

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

In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following three changes within the Partnership's Ponderosa portfolio. First, Unit#129 in Joliet, Illinois will be converted to a Bennigan's restaurant. Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, will remain liable under the existing lease. However, we believe this conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The conversion is anticipated to be completed by October, 1995. Second, Ponderosa Unit #728 in Orchard Park, New York will be "swapped" with a Tony Roma's restaurant in Mesquite, Texas. Metromedia Steakhouses will remain liable under our current lease and Tony Roma's will sublease the property. The Partnership will benefit from an immediate base rent increase as well as future base rent and percentage rent increases not anticipated from the Orchard Park property. The swap is anticipated to be completed in the third quarter of this year. Finally, Ponderosa Unit #850 in Mansfield, Ohio has been assigned to the local Ponderosa franchisee. The assignment has increased base rent by 10% and will increase the likelihood of receiving percentage rents. Metromedia Steakhouses remains fully liable on the lease. The General Partners believe these changes within the Partnership's Ponderosa portfolio will add to both the diversity and underlying quality of the Partnership's assets.

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

In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1995,
$140,000 was due from the General Partners related to the Distribution Guaranty.

Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as
defined in the Prospectus.   The cumulative deficit produced has
been reduced from $136,000 at December 31, 1990 to $23,000 at June 30, 1995, as Operating Cash Flow has exceeded distributions since December 31, 1990.

Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date       1995    1994   1993    1992   1991    1990  1989

February 15   9.00%   9.00%  9.00%   8.75%  9.25%   9.25% 9.25%

May 15        9.00    9.00   9.00    8.75   9.25    9.25  9.25

August 15     9.00    9.00   9.00    8.75   8.75    9.25  9.25

November 15(a)       8.00    9.00    8.75   8.75    9.25  9.25

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

Results of Operations - Six months ended June 30, 1995 and 1994

Results of operations for the six months ended June 30, 1995 reflected net income of $1,486,045 compared to net income of $1,655,637 for the six months ended June 30, 1994, a decrease of approximately $169,000. The decrease in net income was due to June 30, 1994 net income reflecting a gain from the sale of a Taco Bell restaurant of approximately $127,000 and a decrease in rental income as the result of a decrease in percentage rents. Total expenses for the six months ended June 30, 1995 were $478,170 compared to $502,577 in 1994, a decrease of $24,400.
The decrease in expenses was mainly due to the decrease in the provision for bad debts and general and administrative expenses due to a decrease in legal expense.

Results of Operations - Three months ended June 30, 1995 and 1994

Results of operations for the three months ended June 30, 1995 reflected net income of $737,347 compared to net income of $785,306 for the three months ended June 30, 1994, a decrease of approximately $48,000. The decrease in net income was due to a decrease in rental income as a result of a decrease in percentage rents which was slightly offset by a decrease in total expenses. Total income for the three months ended June 30, 1995 were $1,063,045 as compared to $1,128,705 for the period of June 30, 1994, a decrease of approximately $66,000. The decrease in total income is due to the decrease in rental income as a result of a decrease in percentage rents. Total expenses for the three months ended June 30, 1995 were $251,283 as compared to $269,251 for the period of June 30, 1994, a decrease of approximately $18,000. The decrease in expenses was due to the decrease in the provision for bad debts.

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

              Exhibit 27.  Financial Data Schedule

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

                               DATE:  August 14, 1995



                               BY:    /s/ Thomas J. Coorsh
                                      Thomas J. Coorsh
                                      Chief Financial Officer
                                      and Treasurer

                               DATE:  August 14, 1995