Form 10-Q
period 1995-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 1995-11-14
CIK 832775

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

                                  or

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

                   BRAUVIN HIGH YIELD FUND L.P. II

                                INDEX

                                                                Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . .         3

        Consolidated Balance Sheets at September 30, 1995 and
        December 31, 1994. . . . . . . . . . . . . . . . . . . . . .         4

        Consolidated Statements of Operations for the
        nine months ended September 30, 1995 and
        September 30, 1994 . . . . . . . . . . . . . . . . . . . . .         5

        Consolidated Statements of Operations for the
        three months ended September 30, 1995 and
        September 30, 1994 . . . . . . . . . . . . . . . . . . . . .         6

        Consolidated Statements of Partners' Capital for the
        periods January 1, 1992 to September 30, 1995. . . . . . . .         7

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1995 and
        September 30, 1994 . . . . . . . . . . . . . . . . . . . . .         8

        Notes to Consolidated Financial Statements . . . . . . . . .         9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . .       16

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .       23

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .       23

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .       23

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .       23

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .       23

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .       23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                   PART I - FINANCIAL INFORMATION



ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1995, Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994, Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994, Consolidated Statements of Partners' Capital for the periods January 1, 1992 to September 30, 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                          September 30,    December 31,
                                               1995             1994
ASSETS
Investment in real estate, at cost:
    Land                                    $11,126,124     $11,126,124
    Buildings                                24,825,040      24,825,040
                                             35,951,164      35,951,164
    Less: accumulated depreciation           (4,454,861)     (3,913,295)
    Net investment in real estate            31,496,303      32,037,869
Cash and cash equivalents                     1,219,193       1,106,917
Rent receivable                                  13,128          66,614
Deferred rent receivable                        258,088         207,417
Due from General Partners (Note 4)              163,052         167,696
Other assets                                     36,139          43,558
    Total Assets                            $33,185,903     $33,630,071

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Accounts payable and accrued
    expenses                                $    79,591     $   131,504
 Due to affiliates (Note 3)                       4,729           3,469
 Due to General Partners (Note 4)                23,000          23,000
 Rent received in advance                         8,004         206,477
    Total Liabilities                           115,324         364,450

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE                       33,826          34,179

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE                   2,505,759       2,494,341

PARTNERS' CAPITAL:
General Partners                                319,429         319,429
Limited Partners                             30,211,565      30,417,672
    Total Partners' Capital                  30,530,994      30,737,101

    Total Liabilities and
     Partners' Capital                      $33,185,903     $33,630,071


       See accompanying notes to consolidated financial statements.

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Nine Months Ended September 30,
                                                1995               1994
INCOME:
  Rental                                        $3,108,335        $3,147,988
  Interest                                          43,373            15,373
  Other                                              7,530             3,890
   Total income                                  3,159,238         3,167,251

EXPENSES:
  General and administrative                       146,843           138,974
  Management fees (Note 3)                          31,496            31,973
  Provision for bad debts                               --            17,176
  Depreciation                                     541,566           550,710
   Total expenses                                  719,905           738,833

Income before minority interests                 2,439,333         2,428,418

MINORITY INTEREST'S SHARE OF NET INCOME:
  Brauvin High Yield Venture                        (4,296)           (4,217)
  Brauvin Funds Joint Venture                     (219,668)         (217,435)

Income before gain on sale of property
  and provision for investment impairment        2,215,369         2,206,766

Gain on sale of property                                --           126,743
Provision for investment impairment (Note 6)            --          (500,000)

Net income                                      $2,215,369        $1,833,509

Net income allocated to the
   General Partners                             $       --        $   45,838

Net income allocated to the
   Limited Partners                             $2,215,369        $1,787,671

Net income per Unit outstanding (a)             $    55.36        $    44.81

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.
       See accompanying notes to consolidated financial statements.

                     BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended September 30,

                                                  1995            1994
INCOME:
 Rental                                         $1,025,537      $ 983,945
 Interest                                           15,439          7,119
  Other                                              5,248         (1,969)
   Total income                                  1,046,224        989,095

EXPENSES:
 General and administrative                         56,157         42,605
 Management fees (Note 3)                           10,650         10,331
 Depreciation                                      174,928        183,320
  Total expenses                                   241,735        236,256

Income before minority interests and
 provision for investment impairment               804,489        752,839

MINORITY INTEREST'S SHARE OF NET INCOME:
 Brauvin High Yield Venture                         (1,438)        (1,411)
 Brauvin Funds Joint Venture                       (73,727)       (73,556)

Income before provision for investment
 impairment                                        729,324        677,872

Provision for investment impairment (Note 6)            --       (500,000)

Net income                                      $  729,324      $ 177,872

Net income allocated to the
 General Partners                               $       --      $   4,447

Net income allocated to the
 Limited Partners                               $  729,324      $ 173,425

Net income per Unit outstanding (a)             $    18.22      $    4.36

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

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the periods from January 1, 1992 to September 30, 1995

                                    General        Limited
                                   Partners       Partners*       Total
Balance, January 1, 1992             $187,365     $33,124,637    $33,312,002
Contributions, net                         --         115,882        115,882
Selling commissions and other
  offering costs (Note 1)                  --         (59,761)       (59,761)
Net income                             73,405       2,862,800      2,936,205
Cash distributions                         --      (3,456,204)    (3,456,204)
Balance, December 31, 1992            260,770      32,587,354     32,848,124

Contributions, net                         --         181,294        181,294
Selling commissions and other
  offering costs (Note 1)                  --         (58,314)       (58,314)
Net income                             58,659       2,287,696      2,346,355
Cash distributions                         --      (3,569,741)    (3,569,741)

Balance, December 31, 1993            319,429      31,428,289     31,747,718
Contributions, net                         --         207,446        207,446
Return of Capital                          --        (248,257)      (248,257)
Selling commissions and
  other offering costs (Note 1)            --         (56,161)       (56,161)
Net income                                 --       2,564,375      2,564,375
Cash distributions                         --      (3,478,020)    (3,478,020)

Balance, December 31, 1994            319,429      30,417,672     30,737,101
Contributions, net                         --         301,631        301,631
Selling commissions and
  other offering costs (Note 1)            --         (44,979)       (44,979)
Net income                                 --       2,215,369      2,215,369
Cash distributions                         --      (2,678,128)    (2,678,128)
Balance, September 30, 1995          $319,429     $30,211,565    $30,530,994

* Total Units at September 30, 1995, December 31, 1994, 1993 and 1992 were 40,170, 39,866, 39,659, and 39,477, respectively. Cash distributions to Limited Partners per Unit were $66.67, $87.47, $90.22 and $87.68 for the nine months ended September 30, 1995 and the years ended December 31, 1994, 1993 and 1992, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.
       See accompanying notes to consolidated financial statements.

                      BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30,

                                                      1995          1994
Cash flows from operating activities:
Net income                                         $2,215,369    $1,833,509
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for investment impairment                        --       500,000
Depreciation                                          541,566       550,710
Gain on sale of property                                   --      (126,743)
Provision for bad debts                                    --        17,176
Minority interest's share of income
from Brauvin High Yield Venture                         4,296         4,217
Minority interest's share of income
from Brauvin Funds Joint Venture                      219,668       217,435
Decrease in other assets                                7,420        10,433
Decrease (increase) in due from General Partners
and affiliates                                          4,644          (762)
Decrease in rent receivable                            53,486        18,278
Increase in deferred rent receivable                  (50,671)      (54,840)
Decrease in rent received in advance                 (198,473)     (203,317)
Decrease in accounts payable and accrued expenses     (51,913)      (53,207)
Increase (decrease) in due to affiliates                1,260        (9,615)
Total adjustments                                     531,283       869,765
Net cash provided by operating activities           2,746,652     2,703,274

Cash flows from investing activities:
Cash distribution to minority interest-
Brauvin High Yield Venture                             (4,650)      (5,750)
Cash distribution to minority interest-
Brauvin Funds Joint Venture                          (208,250)     (203,350)
Proceeds from sale of property                             --       375,000
Net cash (used in) provided by investing activities  (212,900)      165,900

Cash flows from financing activities:
Sale of Units, net of selling commissions
and other offering costs                                256,652     101,265
Cash distributions to Limited Partners             (2,678,128)   (2,678,139)
Net cash used in financing activities              (2,421,476)   (2,576,874)

Net increase in cash and cash equivalents             112,276       292,300
Cash and cash equivalents at
beginning of period                               1,106,917     799,390
Cash and cash equivalents at end of period         $1,219,193  $  1,091,690
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

     The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. At September 30, 1995 and December 31, 1994, the Partnership had sold $40,167,847 and $39,866,216 of Units, respectively. The September 30, 1995 total Units included $3,531,074 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan") and are net of Units purchased by the Partnership from Limited Partners liquidating their investment in the Partnership, which Units were retired. As of September 30, 1995 the Participants have acquired Units under the Plan which approximate 8.8% of the total Units outstanding.

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

          A distribution to Limited Partners for the third quarter of 1995 will be made on November 15, 1995 in the amount of $904,002.

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

          The Partnership advanced $398,915 to an affiliated lessee relating the Hardee's transactions as of December 31, 1993. An allowance for doubtful accounts of $398,915 had been established on this receivable at December 31, 1993. In 1994, this receivable was determined to be uncollectible and was written off.

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

          Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994 were as follows:

                                            1995        1994
   Selling commissions                     $40,737      $40,593
   Management fees                          31,496       31,973
   Reimbursable operating expenses          54,000       56,295
   Legal fees                               11,543        2,700

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1995 and December 31, 1994, $140,000 was due from the General Partners related to the Distribution Guaranty.

     Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as defined in
the Prospectus.   The cumulative deficit produced has been reduced from
$136,000, at December 31, 1990, to $23,000 at December 31, 1994 and September 30, 1995, respectively, because Operating Cash Flow has exceeded distributions since December 31, 1990.

(5)  SALE OF PROPERTY

     On February 18, 1994, the Partnership sold the Taco Bell located in Schofield, Wisconsin to an unaffiliated third party. The following is a calculation of the gain realized on the sale:

                  Sale proceeds                     $375,000
                  Less net book value:
                     Land                             82,856
                     Building                        193,328
                     Acumulated Depreciation         (27,927)
                  Net book value                     248,257
                  Realized gain                     $126,743

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

     The Partnership continues to raise additional funds through the Plan. The Plan raised $3,531,074 through September 30, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1995, Units valued at $2,534,484, inclusive of a return of capital of $248,257, have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

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

     As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St. Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became seriously delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994 the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter 7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the Partnership for non-dischargeable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a judgement against Guiles in the amount of $1.5 million was agreed upon and placed into escrow pending lease default. The Partnership is in the process of entering the judgement against Guiles. There has been no change in the status of these judgements during the third quarter of 1995.

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

  In February 1995, the Chi-Chi's restaurant in Clarksville, TN closed due to poor sales. During the third quarter of 1995 the Chi-Chi's restaurants in Charlotte, NC and Richmond, VA were closed. The corporate obligor continues to make timely and complete lease payments, per the terms of the lease, while actively seeking subtenants.

  In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following three changes within the Partnership's Ponderosa portfolio. First, Unit #129 in Joliet, Illinois will be converted to a Bennigan's restaurant. Bennigan's is an affiliate of Ponderosa. Metromedia Steakhouses Company L.P., the current lease obligor, will remain liable under the existing lease. However, we believe this conversion will ultimately generate additional percentage rent to the Partnership and enhance the overall security of the lease. The conversion is anticipated to be completed by October, 1995. Second, Ponderosa Unit #728 in Orchard Park, New York will be "swapped" with a Tony Roma's restaurant in Mesquite, Texas. Metromedia Steakhouses will remain liable under our current lease and Tony Roma's will sublease the property. The Partnership will benefit from an immediate base rent increase as well as future base rent and percentage rent increases not anticipated from the Orchard Park property. The swap is anticipated to be completed in the fourth quarter of this year. Finally, Ponderosa Unit #850 in Mansfield, Ohio has been assigned to the local Ponderosa franchisee. The assignment has increased base rent by 10% and will increase the likelihood of receiving percentage rents. Metromedia Steakhouses remains fully liable on the lease. The General Partners believe these changes within the Partnership's Ponderosa portfolio will add to both the diversity and underlying quality of the Partnership's assets.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1995, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as defined in the Prospectus. The cumulative deficit produced has been reduced from $136,000 at December 31, 1990 to $23,000 at September 30, 1995, as Operating Cash Flow has exceeded distributions since December 31, 1990.

  Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date       1995    1994   1993    1992   1991    1990  1989

February 15   9.00%   9.00%  9.00%   8.75%  9.25%   9.25% 9.25%

May 15        9.00    9.00   9.00    8.75   9.25    9.25  9.25

August 15     9.00    9.00   9.00    8.75   8.75    9.25  9.25

November 15(a)        9.00   8.00    9.00   8.75    8.75  9.25 9.25

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

Results of Operations - Nine months ended September 30, 1995 and 1994

    Results of operations for the nine months ended September 30, 1995 reflected net income of $2,215,369 compared to net income of $1,833,509 for the nine months ended September 30, 1994, an increase of approximately $382,000. The increase in net income was due to September 30, 1994 net income reflecting a provision for value impairment of $500,000 which was partially offset by a gain from the sale of a Taco Bell restaurant of approximately $127,000. Total expenses for the nine months ended September 30, 1995 were $715,905 compared to $738,833 in 1994, a decrease of approximately $19,000. The decrease in expenses was mainly due to the decrease in the provision for bad debts.

Results of Operations - Three months ended September 30, 1995 and 1994

    Results of operations for the three months ended September 30, 1995 reflected net income of $729,324 compared to net income of $177,872 for the three months ended September 30, 1994, an increase of approximately $551,000. The increase in net income was primarily a result of the $500,000 provision for investment property impairment on the St. John's and Albion properties that was recognized for the three months ended September 30, 1994. Total income for the three months ended September 30, 1995 was $1,046,224 as compared to $989,095 for the period ended September 30, 1994, an increase of approximately $57,000. The increase in total income is primarily due to the increase in rental income as a result of an increase in percentage rents. Total expenses for the three months ended September 30, 1995 were $241,735 as compared to $236,256 for the period ended September 30, 1994, an increase of approximately $5,000. The increase in expenses was due to an increase in the general and administrative expenses.

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

                             DATE: November 14, 1995



                             BY:   /s/ Thomas J. Coorsh
                                   Thomas J. Coorsh
                                   Chief Financial Officer and Treasurer

                             DATE: November 14, 1995