Form 10-K
period 1995-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 1996-04-01
CIK 832775

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1995
                                or
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-17556


                Brauvin High Yield Fund L.P. II
       (Exact name of registrant as specified in its charter)


              Delaware                         36-358013
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)


   150 South Wacker Drive, Chicago, Illinois          60606
    (Address of principal executive offices)       (Zip Code)


                        (312) 443-0922
       (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered

              None                              None


   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant during the initial offering period was $38,923,000.
This does not reflect market value. This is the price at which the Units were sold to the public during the initial offering period. There is no current market for the Units nor have any Units been sold within the last 60 days prior to this filing except for Units sold to or by the registrant pursuant to the registrant's distribution reinvestment plan as described in the prospectus of the registrant dated June 17, 1988, as supplemented (the "Prospectus").

Portions of the Prospectus of the registrant dated June 17, 1988, as supplemented July 12, 1988, March 1, 1989, April 28, 1989, and June 7, 1989 and filed pursuant to Rule 424(b) and Rule 424(c)under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                   1995 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 18

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 19

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 20

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 22

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure. . . . . . 29

                             PART III

Item 10. Directors and Executive Officers of the Partnership.. . . . . 30

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 32

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 34

Item 13. Certain Relationships and Related Transactions. . . . . . . . 35

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules,
         and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 36

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                   BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September
30, 1989.   An additional $3,914,384 of Units has been purchased by
Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1995. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to Participants. Of the Units issued under the Plan as of December 31, 1995, $2,773,086 have been purchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

  The principal investment objectives of the Partnership are: (i) distribution of current cash flow from the Partnership's cash flow attributable to rental income; (ii) capital appreciation; (iii) preservation and protection of capital; (iv) the potential for increased income and protection against inflation through escalation in the base rent or participation and growth in the sales of the lessees of the Partnership's properties; (v) the partial shelter of cash distributions for Taxable Class Limited Partners; and (vi) the production of "passive" income to offset "passive" losses from other investments.

  The General Partners believe that the Partnership has, to date, met its principal investment objectives as follows: (i) distributions of current cash flow attributable to rental income;
(ii) capital appears to be appreciating as cash flow is increasing for individual properties except for the Orlando, Florida and Rock Hill, Missouri, Avis Lubes and the Albion, Michigan properties (final determination cannot be made until properties are sold);
(iii) capital is being preserved and protected through routine upkeep of properties and continued payment of real estate taxes and insurance premiums; (iv) participation in each lease either through escalation in the base rent or in the sales of the lessees of the Partnership's properties; (v) production of "passive income"; and
(vi) the cash distributions for Taxable Class Limited Partners have been partially sheltered by depreciation, as explained below.

  Some tax shelter of cash distributions by the Partnership will be available to Taxable Class Limited Partners through depreciation of the underlying properties. Taxable Class Limited Partners will benefit from the special allocation of all depreciation to the Units which they acquired from the Partnership because their reduced taxable income each year will result in a reduction in taxes due, although no "spill-over" losses are expected. Taxable income generated by property operations will likely be considered passive income for federal income tax purposes because Section 469(c)(2) of the Internal Revenue Code states that a passive activity includes "any rental activity" and, therefore, is available to offset losses Taxable Class Limited Partners may have realized in other passive investments.

  The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below to which reference is hereby made for a description of such terms and transactions.

  The Partnership has no employees.

Market Conditions/Competition

  The Partnership has utilized its proceeds available for investment towards the acquisition of properties. Since the leases at certain of the Partnership's properties entitle the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership will depend in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

  The Partnership also competes with many other entities engaged in real estate investment activities in the disposition of property. The ability to locate purchasers and the sales prices of the properties will depend primarily on the success of the operating properties and the desirability of the location of the operating properties. The Partnership's objectives during the liquidation stage include distributing cash flow to the Limited Partners in excess of their 10% Cumulative Preferred Return, as hereinafter defined.

Item 2. Properties.

 The Partnership is landlord only and does not participate in the operations of any of the properties discussed herein. All properties are occupied and all lease payments to the Partnership are current with the exception of the former Hardee's restaurant located in Albion, Michigan and the three Chi-Chi's restaurants (as discussed in the following summary). All properties were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

 The Taco Bell restaurant located in Schofield, Wisconsin was sold in February 1994 (see Item 7). In October 1994, the Partnership exchanged the Ponderosa restaurant in Apopka, Florida for a Ponderosa restaurant in Joliet, Illinois (see Item 7).

 The following is a summary of the real estate and improvements, of each of the Ponderosa restaurants, the two Taco Bell restaurants, the Scandinavian Health Spa, the three Children's World Learning Centers, the three Avis Lubes, the Hardee's restaurant, the Blockbuster Video store, the three Chi-Chi's restaurants, the St. Johns, Michigan property and the Albion, Michigan property. No property had a cost basis in excess of 10% of the gross proceeds of the Offering or had rental income in excess of 10% of the total rental income of the Partnership.

Ponderosas:

Rockford, Illinois

 Unit 112 is located at 3725 East State Street. The building, built in 1969, consists of 5,930 square feet situated on a 31,476 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Bloomington, Illinois

 Unit 128 is located at 1329 East Empire Street. The building, built in 1970, consists of 4,608 square feet situated on a 60,725 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Orchard Park, New York

 Unit 728 is located at 3019 Union Road. The building, built in 1980, consists of 5,600 square feet situated on a 75,000 square foot parcel. The building was constructed utilizing wood siding over concrete block.

 In July 1995, Metromedia, the parent of Ponderosa, closed the Orchard Park, New York restaurant. In exchange for the closed Ponderosa, the Partnership agreed to accept a Tony Roma's restaurant in Mesquite, Texas. The Tony Roma's restaurant will result in additional rent of approximately $2,000 per year plus percentage rents and future rent escalations upon excercise of lease renewals.

Oneonta, New York

 Unit 740 is located at 333 Chestnut. The building, built in 1979, consists of 5,250 square feet situated on a 61,600 square foot parcel. The building was constructed utilizing wood siding over concrete block and facebrick.

Middletown, New York

 Unit 779 is located at 163 Dolson Avenue. The building, built in 1980, consists of 6,120 square feet situated on a 71,708 square foot parcel. The building was constructed utilizing stained wood veneer and flagstone.

Joliet, Illinois

 Unit 129 is located at 2200 West Jefferson Street. The building, built in 1970, consists of 4,500 square feet situated on a 57,000 square parcel. The building was constructed utilizing brick and wood siding. This Ponderosa was received in exchange for Ponderosa Unit 1055, an original purchase of the Partnership, in December 1994.

 In June 1995, Metromedia, the parent of Ponderosa, closed the Joliet, Illinois Ponderosa with the intent of converting the site into a Bennigan's restaurant. Subsequently, Metromedia changed its mind and is looking for a suitable subleasee. Under the terms of its lease, Metromedia is continuing to pay rent to the Partnership.

Franklin, Ohio

 Unit 1071 is located at 3320 Village Drive. The building, built in 1987, consists of 4,550 square feet situated on a 9,242 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Herkimer, New York

 Unit 665 is located at the corner of State and King Streets. The building, built in 1979 and remodeled in 1988, consists of 5,817 square feet situated on a 44,932 square foot parcel. The building was constructed using wood siding over concrete block and facebrick.

Sweden, New York

 Unit 876 is located at 6460 Brockport-Spencerport Road. The building, built in 1981 and remodeled in 1987, consists of 5,400 square feet situated on a 47,500 square foot parcel. The building was constructed using wood paneling over concrete block.

Appleton, Wisconsin

 Unit 182 is located at 130 South Bluemond Road. The building, built in 1969 and renovated in 1986, is a one-story, 5,400 square foot building constructed with stucco and painted concrete block with wood trim over wood frame on an approximately 54,450 square foot site.

Dublin, Ohio

 Unit 347 is located at 1671 East Dublin-Granville Road. The building, built in 1973 and renovated in 1987, is a one-story, 5,360 square foot building constructed with wood siding over wood frame on an approximately 47,000 square foot site.

Penfield, New York

 Unit 755 is located at 1610 Penfield Road. The building, built in 1981 and renovated in 1987, is a one-story, 5,400 square foot building constructed with vinyl siding over wood frame on an approximately 54,900 square foot site.

Pendleton Pike, Indiana

 Unit 816 is located at 8502 Pendleton Pike. The building, built in 1984 and renovated in 1987, is a one-story, 5,400 square foot building constructed with a prefab stucco facade with an atrium front and wood panels on the sides of the building on an approximately 95,000 square foot site.

Eureka, Missouri

 Unit 857 is located at 80 Hilltop Village Center. The building, built in 1981 and renovated in 1986, is a one-story, 5,360 square foot building contructed with wood over wood frame on an approximately 71,400 square foot site.

Joint Venture Ponderosas:

 The Partnership has a 99% interest in a Joint Venture with an affiliated public real estate partnership that acquired the following six Ponderosas:

Louisville, Kentucky

 Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

Cuyahoga Falls, Ohio

 Unit 268 is located at 1641 State Road. The building, built in 1973, consists of 5,587 square feet situated on a 40,228 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Tipp City, Ohio

 Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Mansfield, Ohio

 Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

Tampa, Florida

 Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Mooresville, Indiana

 Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Taco Bells:

Schofield, Wisconsin

 Unit 1343 is located at 704 Grand Avenue approximately 2.5 miles south of Wausau, Wisconsin. The building, built in 1978, consists of 1,440 square feet situated on a 11,603 square foot parcel. The building was constructed utilizing painted brick on a concrete foundation. This property was sold in February 1994. See Item 7.

Lansing, Michigan

 Unit 1848 is located at 4238 West Saginaw on the outskirts of Lansing, Michigan. The building, built in 1979, consists of 1,566 square feet situated on a 21,186 square foot parcel. The building was constructed utilizing painted brick on a concrete foundation.

Scandinavian Health Spa

 The Partnership has a 51% interest in a joint venture with an affiliated public real estate partnership that purchased the Scandinavian Health Spa. The Scandinavian Health Spa is a 36,556 square foot health club located on a three-acre parcel in Glendale, Arizona, a suburb of Phoenix. The Health Spa is a two-story health and fitness workout facility located within the 195,000 square foot Glendale Galleria Shopping Center.

Children's World Learning Centers:

Livonia, Michigan

 The Children's World Learning Center is located at 38880 West Six Mile Road in Livonia, Michigan, approximately 12 miles west of downtown Detroit. The 6,095 square foot, single-story building was built in 1984 utilizing concrete block and has a pitched roof with asphalt shingles.

Farmington Hills, Michigan

 The Children's World Learning Center is located at 29047 13 Mile
Road in Farmington Hills, Michigan, approximately 26 miles northwest of Detroit. The 6,175 square foot, single-story building was built in 1989 utilizing a wood frame and has a pitched roof with asphalt shingles.

Waterford, Michigan

 The Children's World Learning Center is located at 3100 Dixie Highway in Waterford, Michigan, approximately 35 miles northwest of Detroit. The 6,175 square foot, single-story building was built in 1988 utilizing a wood frame and has a pitched roof with asphalt shingles.

Avis Lubes:

Orlando, Florida

 The Avis Lube is located at 2699 Delaney Street across the street from a 91,000 square foot shopping center anchored by Publix and Woolworths. The building, built in 1989, consists of 1,532 square feet situated on a 12,150 square foot parcel. The building was constructed using concrete block and has two oil change bays.

Orlando, Florida

 The Avis Lube is located at 1625 South Conway Road across the street from a 123,000 square foot shopping center anchored by Publix and Eckard Drugs. The building, built in 1989, consists of 1,947 square feet situated on a 24,939 square foot parcel. The building was constructed using concrete block and has three oil change bays.

 The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership has continued to receive rent payments from the lessee, which Avis Lube, Inc. guarantees to the Partnership until the lease expires in June 1996. Avis Lube, Inc. has subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lubes, Inc. The Partnership has signed new leases with the sublessee to operate the properties, as lessee, beginning in June 1996. The leases are for a 14 year term commencing June 1, 1996. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road is $54,000. The new lease rents are lower than the current rents.

Rock Hill, Missouri

 The Avis Lube is located at 9725 Manchester Road, two miles west of the St. Louis, Missouri city limits. The building, built in 1988, consists of 2,940 square feet situated on a 21,143 square foot parcel. The building was constructed using brick veneer and has four oil change bays, two with service pit work access and two with ground level work access.

  The lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property in April 1994. The Partnership has continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. has subleased the property through March 1996 to an unaffiliated sublessee, Clarkson Investors II, an auto/oil repair operator. The Partnership has signed a new lease with the sublessee to operate the property after the initial lease expires. The lease is for 42 months commencing March 26, 1996 and provides for annual base rent of $55,000. The new lease rent is lower than current rent.

Hardee's:

Newcastle, Oklahoma

 The restaurant is an outparcel of a 67,500 square foot shopping center located on the 400 & 500 block of N.W. 32nd. The 3,300 square foot, single-story building was built on a 35,200 square foot parcel in 1990 utilizing a wood frame with brick facing.

St. Johns, Michigan

 The restaurant is an outparcel of a 70,000 square foot Wal-Mart department store located at the corner of U.S. 27 and Townsend Road. The 3,300 square foot, single-story building was built on a 47,200 square foot parcel in 1990 utilizing a wood frame with brick facing.

Albion, Michigan

 The restaurant is located at 118 E. Michigan Avenue. The 3,034 square foot, single-story building was built on a 32,670 square foot parcel in 1990 utilizing a wood frame with brick facing.

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

 During the period that the properties were operated by the Affiliated Lessee, the operating expenses and management fees exceeded the revenues generated by the restaurants. As a result, the Partnership advanced $398,915 to the Affiliated Lessee as of December 31, 1993 and 1992, which was fully reserved in 1993 and written off in 1994.

 After taking possession of the Properties, the Partnership, in conjunction with Hardee's, had sought replacement operators for the Properties. During that time, Wolverine approached the Partnership to re-lease the restaurants on a long-term basis. Because the Partnership had been unable to identify another long-term tenant for the restaurants and because Hardee's began to actively support Wolverine and substantial improvement in the performance of the remaining Wolverine restaurants was reported, the Partnership entered into negotiations with Wolverine to re-lease the Properties.

 As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St.
Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became seriously delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994, the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter
7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the partnership for non-dischageable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a non-dischargeable judgement in the amount of $1.5 million was entered against Guiles.

The Partnership entered into a lease with a new tenant, Jasaza, Inc., to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease with Wolverine but was to increase each year. In addition, starting in year three of the lease, percentage rents was to be due. On April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant, was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

 During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term and commenced February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year
period.   The new lease rent is lower than the rent from the
previous tenant.

Blockbuster Video:

South Orange, New Jersey

 The video store is located at 57 South Orange Avenue in downtown
South Orange. The 6,705 square foot brick building was completely renovated in 1990 and consists of a primary level, a mezzanine level plus a full basement for storage.

Chi-Chi's:

Richmond, Virginia

 Unit 353 is located at 9135 West Broad Street in Richmond and consists of a 7,270 square foot restaurant with a seating capacity of 280. The property was built in January 1990 and is situated on approximately one acre of land.

Charlotte, North Carolina

 Unit 373 is located at 2522 Sardis Road North at the intersection of Independence Boulevard. The property is situated on a 1.5 acre parcel and consists of a 7,270 square foot restaurant with a seating capacity for 280. The property opened in May 1990.

Clarksville, Tennessee

 Unit 366 is located in Governor's Square Shopping Center at 2815
Guthrie Road in Clarksville. The property consists of a 5,678 square foot restaurant with seating for 180 people and is situated on an approximately 50,000 square foot parcel of land. The property opened in May 1990.

 During 1995 Chi-Chi's, the sub-tenant under the Foodmaker master lease, closed each of its three restaurants owned by the Partnership because they were not profitable. Under the terms of the three leases, Foodmaker, the master tenant and guarantor, is continuing to pay rent for the properties.

 Chi-Chi's has undertaken to release the three closed restaurants. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Charlotte, North Carolina property. This sub-lease is currently being reviewed by both Foodmaker and the Partnership and must be accepted by all three parties before it becomes effective. Foodmaker will continue to be the guarantor under terms of the second sub-lease.

 Foodmaker owns, operates and franchises Jack In The Box, a chain of fast-food restaurants located principally in the western and southwestern United States. Until January 27, 1994, Foodmaker also owned Chi-Chi's, Inc. ("Chi-Chi's"), a chain of full-service, casual Mexican restaurants located primarily in the Midwestern and Midatlantic United States.

 For the year ended October 31, 1995, Foodmaker recorded revenues of $1.019 billion from their 863 franchise owned and 389 company owned stores.

 The following table summarizes the operations of the Partnership's properties.

                                            BRAUVIN HIGH YIELD FUND L.P. II
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1995

                                                  PERCENT OF       1995     1995        LEASE
                                     PURCHASE      ORIGINAL      RENTAL    PERCENT    EXPIRATION        RENEWAL
        PROPERTIES                     PRICE      UNITS SOLD     INCOME    OF TOTAL    DATES            OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,677,500       6.9%    $  364,440      9.5%      2009      4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS        5,628,150      14.5%       721,316     18.8%      2003      4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI        381,200       1.0%        66,625      1.7%      2003      NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (A)                      246,300       0.6%             0      0.0%        --      NONE
14 PONDEROSA RESTAURANTS             12,269,992      31.5%     1,503,497     39.2%    2003-2004   2 FIVE YEAR OPTIONS
3 CHILDRENN'S WORLD LEARNING CENTER   2,368,922       6.1%       292,231      7.6%    2004-2009   2 FIVE YEAR OPTIONS
3 AVIS LUBE OIL CHANGE CENTERS        1,539,964       4.0%       223,377      5.8%      2010      2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI       484,512       1.2%        63,211      1.7%      2010      NONE
ALBION, MI PROPERTY (B)                 894,223       2.3%        32,272      0.9%        --      1 FIVE YEAR OPTION
BLOCKBUSTER VIDEO RENTAL              1,100,000       2.8%       137,789      3.6%      2010      2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS               3,369,000       8.7%       430,050     11.2%      2011      4 FIVE YEAR OPTIONS
                                    $31,840,879      81.9%    $3,834,808    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
       THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FORM EACH JOINT VENTURE.
      (A) SOLD FEBRUARY 18, 1994
      (B) RELEASED TO DAIRY QUEEN FRANCHISEE.  LEASE COMMENCED FEBRUARY 1, 1995.
      (C) FOR LEASE

Risks of Ownership

   The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. As discussed in Items 2 and 7, the past tenant in the Partnership's Albion, Michigan and St. Johns, Michigan Hardees' is in default on its leases. The St. Johns, Michigan property has been re-leased at a lower base rent with the new tenant paying for all remodeling and capital improvements needed. The Partnership may be unable to successfully locate a substitute tenant for the Albion, Michigan property due to the fact that the building had been designed or built primarily to house a specific operation. Thus, the Albion, Michigan property and other Partnership properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 30% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa and in turn adversely affect the Ponderosa lessees' ability to pay rent to the Partnership.

Item 3.   Legal Proceedings.

   See the discussion in Items 2 and 7 with respect to legal proceedings initiated by the Partnership against the defaulting lessee of the Hardees' restaurants located in Albion, Michigan and St. Johns, Michigan.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1995, there were approximately 2,690 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1995, 1994 and 1993 were $3,582,492, $3,726,277 and $3,569,741, respectively. Of the
$3,726,277 cash distributions to Limited Partners in 1994, $248,257 was a return of capital. Distributions are paid four times per year, within 60 days after the end of each calendar quarter. The Partnership provided for a reserve in its initial offering to fund cash distributions in excess of operating cash flow. Such payments from the reserve represent a return of capital and represent less than 2% of cumulative distributions through February 15, 1996.

Item 6.   Selected Financial Data.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
     Years Ended December 31, 1995, 1994 and 1993

                                     1995         1994         1993
Selected Income Statement Data:
  Rental Income (a)               $4,192,243   $4,198,955   $4,128,233

  Interest Income                     68,435       31,248       12,876

  Net Income                       3,039,738    2,564,375    2,346,355

  Net Income Per Unit (b)             $75.82       $64.69       $57.82

Selected Balance Sheet Data:
Cash and Cash Equivalents        $ 1,374,779   $1,106,917    $ 799,390

  Land and Buildings              35,951,164   35,951,164   36,727,348

  Total Assets                    33,207,008   33,630,071   34,704,875

  Cash Distributions to
    Limited Partners (c)           3,582,492    3,478,020    3,569,741

  Cash Distributions to Limited
    Partners Per Unit (b)             $89.36       $87.74       $90.22

     (a) This includes $67,561, $73,122 and $134,295 of non-cash income related to the change in the deferred rent receivable balance for 1995, 1994 and 1993, respectively.

     (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     (c) This includes $9,060, $14,717 and $10,909 paid to various states for income taxes on behalf of all Limited Partners for the years 1995, 1994 and 1993, respectively. The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
                   Year Ended December 31, 1992 and 1991

                                        1992          1991
Selected Income Statement Data:
  Rental Income                     $4,064,706    $3,890,615

  Interest Income                       20,440        98,369

  Net Income                         2,936,205     2,750,029

  Net Income Per Unit (a)               $72.62        $68.18

Selected Balance Sheet Data:
 Cash and Cash Equivalents           $ 548,439     $ 534,673

  Land and Buildings                36,727,348    36,727,348

  Total Assets                      35,626,490    36,220,659

  Cash Distributions to
    Limited Partners (b)             3,456,204     3,535,493

  Cash Distributions to Limited
    Partners Per Unit (a)               $87.68        $89.90


     (a) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     (b) This includes $7,856 and $10,323 paid to various states for income taxes on behalf of all Limited Partners for the years 1992 and 1991, respectively.

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  The Partnership continues to raise additional funds through the Plan. The Plan raised $3,914,384 through December 31, 1995 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1995, Units valued at $2,773,086 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

  The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owns a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two Taco Bell restaurants, formed a 51% equity interest in an affiliated joint venture which purchased a Scandinavian Health Spa and purchased the land and buildings underlying seven additional Ponderosa restaurants. In 1990, the Partnership purchased the land and buildings underlying three Children's World Learning Centers, three Hardee's restaurants, three Avis Lubes, and a Blockbuster Video store. The Partnership purchased three Chi-Chi's restaurants in 1991. The Partnership's acquisition process is now completed with the exception of acquisitions made with funds raised through the Plan.

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

  During the period that the Properties were operated by the Affiliated Lessee, the operating expenses and management fees exceeded the revenues generated by the restaurants. As a result, the Partnership advanced $398,915 to the Affiliated Lessee as of December 31, 1993 and 1992, which was fully reserved in 1993 and written off in 1994.

  After taking possession of the Properties, the Partnership, in conjunction with Hardee's, had sought replacement operators for the Properties. During that time, Wolverine approached the Partnership to re-lease the restaurants on a long-term basis. Because the Partnership had been unable to identify another long-term tenant for the restaurants and because Hardee's began to actively support Wolverine and reported substantial improvements in the performance of the remaining Wolverine restaurants was reported, the Partnership entered into negotiations with Wolverine to re-lease the Properties.

  As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St. Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became seriously delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994 the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter 7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the partnership for non-dischageable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a non-dischargeable judgement in the amount of $1.5 million was entered against Guiles.

  The Partnership entered into a lease with a new tenant, Jasaza, Inc., to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease with Wolverine but increases each year. In addition, starting in year three of the
lease, percentage rents was to be due.   On April 8, 1994, the
Partnership was notified that Jasaza, Inc., the replacement tenant was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

  During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term and commenced February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period. The new lease rent is lower than the rent from the previous tenant.

  On February 18, 1994, the Partnership sold the Taco Bell located in Schofield, Wisconsin to an unaffiliated third party. The following is a calculation of the gain realized on the sale:

Sale proceeds                       $ 375,000
  Less net book value:
       Land                            82,856
       Building                       193,328
       Accumulated depreciation       (27,927)
  Net book value                      248,257
  Realized gain                     $ 126,743

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

   The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership has continued to receive rent payments from the lessee, which Avis Lube, Inc. guarantees to the Partnership until the lease expires in June 1996. Avis Lube, Inc. has subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lubes, Inc. The Partnership has signed new leases with the sublessee to operate the properties, as lessee, beginning in June 1996. The leases are for a 14 year term commencing June 1, 1996. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road is $54,000. The new lease rents are lower than the current rents.

   The Partnership has made distributions to Limited Partners for calendar years 1993, 1994 and 1995 (the final payment for each year from 1993-1995 being made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. As described in Footnote 8 to the section of the Prospectus on pages 8 and 9 entitled "Estimated Use of Proceeds of Offering", the Partnership set aside 1% of the gross proceeds of the Offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of:
(i) the first anniversary of the Escrow Termination Date
(February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1995, 1994 and 1993, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through
December 31, 1990 and ensure that distributions would not be paid out of
Capital Contributions, as defined in the Prospectus.   The cumulative
deficit produced has been reduced from $136,000 at December 31, 1990 to $0 at December 31, 1995, as Operating Cash Flow has exceeded distributions since December 31, 1990.

  Below is a table summarizing the five year historical data for distribution rates per annum:

Distribution
   Date            1996   1995    1994    1993   1992    1991

February 15        9.00%  9.00%   9.00%   9.00%  8.75%   9.25%

May 15                    9.00    9.00    9.00   8.75    9.25

August 15                 9.00    9.00    9.00   8.75    8.75

November 15(a)            9.00    8.00    9.00   8.75    8.75

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

  Future increases in the Partnership's distributions and elimination of prior shortfalls will largely depend on successfully re-leasing the vacant Albion, Michigan property and increased sales at the Partnership's properties resulting in additional percentage rent. Rental increases, to a lesser extent, will occur due to increases in certain leases based upon increases in the Consumer Price Index or scheduled increases in base rent.

  The Partnership has engaged an independent third party to perform valuations of the Partnership's investments in real estate as of December 31, 1995.

Results of Operations - 1995

  Results of operations for the year ended December 31, 1995 reflected net income of $3,039,738 compared to $2,564,375 for the year ended December 31, 1994, an increase of $475,363. The increase in net income is mainly due to reduced expenses in 1995 compared to 1994 which was a result of the Partnership's 1994 recognition of a provision for impairment on other than a temporary decline in the value of the real estate of $500,000 for the St. Johns, Michigan and the Albion, Michigan properties. Additionally, expenses declined for the year ended December 31, 1995 compared to 1994 as a result of a decline in the provision for bad debts of approximately $68,000 that was established for the St. Johns, Michigan and Albion, Michigan properties. Another factor that caused income to increase for the year ended in 1995 compared to 1994 was an increase in interest income of approximately $37,000, which was the result of higher cash balances during the year. Partially offsetting these increases in net income was the recognition in 1994 of the gain on the sale of the Taco Bell restaurant of approximately $127,000.

Results of Operations - 1994

  Results of operations for the year ended December 31, 1994 reflected net income of $2,564,375 compared to $2,346,355 for year ended December 31, 1993, an increase of approximately $218,000. The increase in income was mainly due to the gain from the sale of the Taco Bell restaurant of approximately $127,000 and as a result of increases in base rent based upon increases in the Consumer Price Index. The increase in interest income of approximately $18,000 is a result of both higher interest rates and higher cash balances during the year. Total expenses increased approximately $12,000 as a result of a provision for impairment on other than a temporary decline in the value of the real estate of $500,000 for the St. Johns, Michigan and Albion, Michigan properties in 1994 offset by a decrease in bad debt expense of approximately $495,000 due to the provision for bad debts established in 1993 for the St. Johns, Michigan and Albion, Michigan properties. In addition, general and administrative expense increased as a result of the Taco Bell sale and Ponderosa property exchange. This increase was slightly offset by the decrease in depreciation expense due to the reduction in properties as a result of the Taco Bell sale.

Results of Operations - 1993

  Results of operations for the years ended December 31, 1993 and 1992 reflected net income of $2,346,355 and $2,936,205, respectively. Rental income increased in 1993 by approximately $60,000 over 1992 as a result of base rental increases based upon increases in the Consumer Price Index and scheduled increases in base rent based upon the original lease terms. Management fees are subordinated to a 9% distribution to Limited Partners, which was achieved in 1993 but not in 1992. Management fees incurred for 1993 were $41,205. Total expenses increased by approximately $585,000 which was primarily a result of a provision for bad debts established for the Hardees restaurants located in St. Johns and Albion, Michigan.

Impact of Inflation

  The Partnership anticipates that the operations of the Partnership will not be significantly impacted by inflation. To offset any potential adverse effects of inflation, the Partnership has entered into "triple-net" leases with tenants, making the tenants responsible for all operating expenses, insurance and real estate taxes. In addition, several of the leases require escalations of rent based upon increases in the Consumer Price Index, scheduled increases in base rents, or tenant sales.

Other Information

  On March 15, 1989, Mr. David M. Strosberg resigned as an employee of Brauvin Realty Services, Inc. and Brauvin Advisory Services, Inc.
Currently, Mr. Strosberg remains an Individual General Partner of the

Partnership. The remaining General Partners do not believe that Mr. Strosberg's resignation has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

Item 8.  Consolidated Financial Statements and Supplementary Data.

  See Index to Consolidated Financial Statements and Schedule on Page F-1 of this Annual Report on Form 10-K for consolidated financial statements and financial statement schedule, where applicable.

  The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  During the Partnership's two most recent fiscal years, there has been no changes in, or disagreements with, the accountants.

                               PART III
Item 10.    Directors and Executive Officers of the Partnership.

     The General Partners of the Partnership are:

     Brauvin Realty Advisors II, Inc., an Illinois corporation
     Mr. Jerome J. Brault, individually
     Mr. Cezar M. Froelich, individually
     Mr. David M. Strosberg, individually

     Brauvin Realty Advisors II, Inc. (the "Corporate General Partner"), was formed under the laws of the State of Illinois in 1988, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(44%), Cezar M. Froelich (44%) and David M. Strosberg (12%).

     The principal officers and directors of the Corporate General Partner are:

  Mr. Jerome J. Brault . . . . . .  Chairman of the Board of Directors,
  President, Chief Executive Officer and Director

  Mr. Thomas J. Coorsh . . . . . .  Treasurer and Chief Financial Officer

  Mr. James L. Brault. . . . . . .  Vice President and Secretary

  The business experience during the past five years of the principal officers and directors of the Corporate General Partner are as follows:

  Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Realty Services, Inc., Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC, and Brauvin Net Lease V, Inc., as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr.

Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, an officer of certain affiliated Brauvin entities.

  Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

  Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC, Brauvin Net Lease V, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships.
He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, an Illinois-based homebuilder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

  Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty
Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures,

Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc. and Brauvin Realty Advisors V, LLC and Brauvin Net Lease V, Inc. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.


Item 11.    Executive Compensation.

     (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner and its affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in
Item 10. Reference is also made to Note 2 of the Notes to the Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

     The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 1993, 1994 or 1995 since the acquisition process was completed in 1991.

  As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1995, 1994, and 1993, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through
December 31, 1990 and ensure that distributions would not be paid out of
Capital Contributions, as defined in the Prospectus.   The cumulative
deficit produced has been reduced from $136,000 at December 31, 1990, to $62,000 at December 31, 1992 and $23,000 at December 31, 1993 and 1994
and $0 at December 31, 1995 because Operating Cash Flow has exceeded distributions since December 31, 1990. The General Partners' commitment, at December 31, 1995, has been reduced accordingly.
Advances under the commitment are to be funded by the General Partners on an as needed basis, however, no cash advances under the commitment have been made through December 31, 1995.

   An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General

Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $42,134, $41,934 and $41,205 in 1995, 1994 and 1993 respectively, for providing such services to the Partnership.

  (c, d, e & f) Not applicable.

  (g) The Partnership has no employees and pays no employee or director compensation.

  (h & i)       Not applicable.

  (j)           Compensation Committee Interlocks and Insider
                Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

  (k)           Not applicable.

  (l)           Not applicable.


  The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993:

                                        1995     1994       1993

    Selling commissions               $48,712   $45,464   $47,206
    Management fees                    42,134     41,934   41,205
    Reimbursable operating expenses    80,583     74,400   73,526
    Legal fees                         11,642    18,477    20,244


Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

    (b) None of the officers and directors of the Corporate General Partner of the Partnership purchased Units.

    (c) The Partnership is not aware of any arrangements, the operators of which may result in a change in control of the Partnership.

    No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13.    Certain Relationships and Related Transactions.

   (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership, the General Partners and certain of their respective affiliates.

   (c) The General Partners owe the Partnership, at December 31, 1995, approximately $140,000.

   (d)     There have been no transactions with promoters.

                                PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

   (1) (2) Consolidated Financial Statements and Schedule indicated in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data." (See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K).

   (3)        Exhibits required by the Securities and Exchange
              Commission Regulation S-K Item 601:

   (19)(a)    Amendment to Distribution Reinvestment Plan

   (22)       Subsidiaries of the Registrant.

   (27)       Financial Data Schedule

   The following exhibits are incorporated by reference from the Registrant's Registration Statement (File No. 33-21928) on Form S-11 filed under the Securities Act of 1933:

   Exhibit No.            Description

     3.(a)      Restated Limited Partnership Agreement
     3.(b)      Articles of Incorporation of Brauvin Realty
                Advisors II, Inc.
     3.(c)      By-Laws of Brauvin Realty Advisors II, Inc.
     3.(d)      Amendment to the Certificate of Limited
                Partnership of the Partnership
    10.(a)      Escrow Agreement

(b) The Partnership did not file any report on Form 8-K during the fourth quarter of 1995.

(c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

  The following exhibits are incorporated by references to the Registrant's fiscal year ended December 31, 1994 Form 10-K (File No. 0-17756):

         Exhibit No.      Description
      (10)(b)(1)    Management Agreement

      (28) Pages 8-15 of the Partnership's Prospectus dated June 17, 1988 as supplemented, and pages A-10 to A-15 and A-17 to A-20 of the Agreement.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BRAUVIN HIGH YIELD FUND L.P. II

                        BY: Brauvin Realty Advisors II, Inc.
                           Corporate General Partner

                            By:/s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer

                            By:/s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and Treasurer

                            By:/s/ James L. Brault
                                 James L. Brault
                                 Vice President and Secretary


                           INDIVIDUAL GENERAL PARTNERS


                           /s/ Jerome J. Brault
                                      Jerome J. Brault


                           /s/ Cezar M. Froelich
                                      Cezar M. Froelich



                                      David M. Strosberg

DATED: MARCH 29, 1996

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                             Page

Independent Auditors' Report . . . . . . . . . . . . . . . .. F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets, December 31, 1995 and 1994 . .F-3

   Consolidated Statements of Operations, for the years
   ended December 31, 1995, 1994 and 1993. . . . . . . . . . .F-4

   Consolidated Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993. . . . . . . . . . .F-5

   Consolidated Statements of Cash Flows, for the years ended
   December 31, 1995, 1994 and 1993. . . . . . . . . . . . . .F-6

   Notes to Consolidated Financial Statements. . . . . . . . .F-7

Schedule III -- Real Estate and Accumulated Depreciation,
  December 31, 1995. . . . . . . . . . . . . . . . . . . . . .F-21

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable, or immaterial.

                      INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Brauvin High Yield Fund L.P. II(a limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Chicago, Illinois
February 9, 1996

                      CONSOLIDATED BALANCE SHEETS

                                           December 31,      December 31,
                                               1995              1994
ASSETS
Investment in real estate (Note 4):
   Land                                     $11,126,124      $11,126,124
   Buildings                                 24,825,040       24,825,040
                                             35,951,164       35,951,164
   Less: Accumulated depreciation            (4,635,384)      (3,913,295)
   Net investment in real estate             31,315,780       32,037,869

Cash and cash equivalents                     1,374,779        1,106,917
Rent receivable                                  56,975           66,614
Deferred rent receivable                        274,978          207,417
Due from General Partners (Note 5)              150,175          167,696
Other assets                                     34,321           43,558
          Total Assets                      $33,207,008      $33,630,071

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                    $    61,759     $   131,504
Due to affiliates (Note 3)                           --            3,469
Due to General Partners (Note 5)                     --           23,000
Rent received in advance                         58,344          206,477
          Total Liabilities                     120,103          364,450

MINORITY INTEREST IN BRAUVIN HIGH
 YIELD VENTURE                                   33,746           34,179
MINORITY INTEREST IN BRAUVIN FUNDS
 JOINT VENTURE                                2,472,647        2,494,341

PARTNERS' CAPITAL:
General Partners                                319,429          319,429
Limited Partners                             30,261,083       30,417,672
          Total Partners' Capital            30,580,512       30,737,101

          Total Liabilities and
           Partners' Capital                $33,207,008      $33,630,071

     See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended December 31, 1995, 1994 and 1993

                                           1995        1994        1993
INCOME
Rental (Note 4)                        $4,192,243  $4,198,955  $4,128,233
Interest                                   68,435      31,248      12,876
Other                                       7,708      19,057       4,962
   Total income                         4,268,386   4,249,260   4,146,071

EXPENSES
General and administrative                161,125     170,956     147,102
Management fees (Note 3)                   42,134      41,934      41,205
Provision for bad debts                        --      68,374     563,167
Amortization of deferred
 organization costs and
 other assets                               5,427       4,327      12,940
Depreciation                              722,089     729,368     738,778
Provision for impairment(Note 4)               --     500,000          --
   Total expenses                         930,775   1,514,959   1,503,192

Income before gain on sale and
 minority interests in joint
 ventures                               3,337,611   2,734,301   2,642,879
Gain on sale (Note 6)                          --     126,743          --
Income before minority interest
 in joint ventures                      3,337,611   2,861,044   2,642,879
MINORITY INTERESTS' SHARE OF NET INCOME:
Brauvin High Yield Venture                 (5,967)     (5,585)     (5,550)
Brauvin Funds Joint Venture              (291,906)   (291,084)   (290,974)

Net Income                             $3,039,738  $2,564,375  $2,346,355

Net income allocated to the
 General Partners                      $       --  $       --  $   58,659
Net income allocated to the
 Limited Partners                      $3,039,738  $2,564,375  $2,287,696
Net income per
 Unit outstanding (a)                  $    75.82  $    64.69  $    57.82

(a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            Years Ended December 31, 1995, 1994 and 1993

                                General        Limited
                               Partners      Partners *           Total

Balance, January 1, 1993       $260,770     $32,587,354      $32,848,124

Contributions, net                   --         181,294          181,294
Selling commissions and
 other offering costs (Note 1)       --         (58,314)         (58,314)
Net income                       58,659       2,287,696        2,346,355
Cash distributions                   --      (3,569,741)      (3,569,741)
Balance, December 31, 1993      319,429      31,428,289       31,747,718

Contributions, net                   --         207,446          207,446
Return of capital                    --        (248,257)        (248,257)
Selling commissions and
 other offering costs (Note 1)       --         (56,161)         (56,161)
Net income                           --       2,564,375        2,564,375
Cash distributions                   --      (3,478,020)      (3,478,020)
Balance, December 31, 1994      319,429      30,417,672       30,737,101

Contributions, net                   --         446,338          446,338
Selling commissions and other
 offering costs (Note 1)             --         (60,173)         (60,173)
Net income                           --       3,039,738         3,039,738
Cash distributions                   --      (3,582,492)       (3,582,492)
Balance, December 31, 1995     $319,429     $30,261,083       $30,580,512

* Total Units outstanding at December 31, 1995, 1994 and 1993 were 40,316, 39,866 and 39,659, respectively. Cash distributions to Limited Partners per Unit were $89.36, $87.74 and $90.22 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan.


     See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993

                                             1995       1994      1993
Cash Flows From Operating Activities:
Net income                               $3,039,738 $2,564,375 $2,346,355
Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and amortization               727,516    733,695    751,718
Gain on sale                                     --   (126,743)        --
Provision for impairment                         --    500,000         --
Provision for bad debts                          --     68,374    563,167
Minority interests' share of income
from  Brauvin High Yield Venture              5,967      5,585      5,550
Minority interests' share of income
from Brauvin Funds Joint Venture            291,906    291,084    290,974
Decrease (increase) in rent
  receivable                                  9,639    (99,534)   (82,706)
Increase in deferred rent receivable        (67,561)   (73,122)  (134,295)
(Increase) decrease in other assets          (7,652)    (4,737)    26,346
(Decrease) increase in accounts
payable and accrued expenses                (69,745)   (17,235)    69,900
(Decrease) increase in rent
received in advance                        (148,133)   (16,156)   222,633
Decrease in due to affiliates                (3,469)   (10,865)   (65,666)
Net cash provided by operating
activities                               3,778,206  3,814,721  3,993,976

Cash Flows From Investing Activities:
Cash distribution to minority interest -
 Brauvin High Yield Venture                 (6,400)    (7,900)    (6,700)
Cash distribution to minority interest -
 Brauvin Funds Joint Venture              (313,600)  (308,700)  (298,900)
Proceeds from sale of property                  --    375,000         --
Net cash (used in) provided by
investing activities                      (320,000)    58,400   (305,600)

Cash Flows From Financing Activities:
Sale of Units, net of liquidations,
selling  commissions and other
offering costs                             397,627    161,982    134,084
Return of capital                               --   (248,257)        --
Cash distributions to Limited
Partners                                (3,582,492)(3,478,020)(3,569,741)
Decrease (increase)in due from
General Partners                            17,521     (1,299)    37,232
Decrease in due to General
  Partners                                 (23,000)        --    (39,000)
Net cash used in financing
activities                              (3,190,344)(3,565,594)(3,437,425)

Net increase in cash and cash
equivalents                                267,862    307,527    250,951
Cash and cash equivalents at
beginning of year                        1,106,917    799,390    548,439
Cash and cash equivalents at
end of year                             $1,374,779 $1,106,917 $  799,390

     See accompanying notes to consolidated financial statements

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the years ended December 31, 1995, 1994 and 1993

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc., Jerome J. Brault, Cezar M. Froelich and David M. Strosberg.
Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Froelich (44%). Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 1995, 1994 and 1993, the Partnership has sold $42,837,384, $39,866,216 and $39,658,770 of Units, respectively.
These totals include $3,914,384, $3,342,063 and $2,807,196 of
Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,773,086, $2,646,347 and $2,070,669 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995,

       For the years ended December 31, 1995, 1994 and 1993

the Participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

  The Partnership has acquired the land and buildings underlying
14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers, one Blockbuster Video store and three Chi-Chi's restaurants. Also acquired were 99% and 51% equity interests in two joint ventures with an affiliated entity, which ventures purchased the land and buildings underlying six Ponderosa restaurants and a Scandinavian Health Spa, respectively. The Partnership's acquisition process is now completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Accounting Method

 The accompanying financial statements have been prepared using the accrual method of accounting.

 Rental Income

 Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income

       For the years ended December 31, 1995, 1994 and 1993

earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

  Consolidation of Joint Ventures

  The Partnership owns a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owns six Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owns a Scandinavian Health Spa. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts have been eliminated.

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

  Investment in Real Estate

  The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense is computed on a straight-line basis over approximately 35 years.

  Prior to 1995, the Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated net realizable value when the real estate was judged to have suffered an impairment in value that is other than temporary (see

       For the years ended December 31, 1995, 1994 and 1993

Note 4). For purposes of this analysis, the cost basis of real estate included deferred rent receivable and accumulated depreciation. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Estimated net realizable value was calculated based on undiscounted estimated operating cash flows of the property over an expected holding period, with a sales price at the end of the holding period calculated by applying an expected capitalization rate to the stabilized net operating income of the property, less associated sales costs.

  In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the year ended December 31, 1995.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Estimated Fair Value of Financial Instruments

  Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and

       For the years ended December 31, 1995, 1994 and 1993

appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

  The fair value estimates presented herein are based on information available to management as of December 31, 1995 and 1994, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General Partners; accounts payable and accrued expenses; due to affiliates; due to General Partners; and rents received in advance.

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

       For the years ended December 31, 1995, 1994 and 1993

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

       For the years ended December 31, 1995, 1994 and 1993

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

(3) TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners manages the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The Partnership has advanced $398,915 to an affiliated lessee relating to the Hardee's transactions as of December 31, 1993 and
      1992, as discussed in Note 4.  An allowance for doubtful accounts of $398,915 was established on this receivable at December 31,
1993. In 1994, this receivable was determined to be uncollectible and was written off.

  The General Partners currently owe the Partnership approximately $140,000 relating to the Distribution Guaranty Reserve.

  The partnership pays affiliates of the General Partners selling

       For the years ended December 31, 1995, 1994 and 1993

commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

  An affiliate of one of the General Partners provides securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                             1995       1994       1993
Selling commissions        $48,712    $45,464    $47,206
Management fees             42,134     41,934     41,205
Reimbursable operating
expenses                    80,583     74,400     73,526
Legal fees                  11,642     18,477     20,224

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases as of December 31, 1995:

Year ending December 31:

     1996                     $ 3,982,339
     1997                       3,978,575
     1998                       3,978,575
     1999                       4,051,782
     2000                       4,032,983
     Thereafter                22,662,443
                                    $42,686,697

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1995, 1994 and 1993

  Additional rent based on percentages of tenant sales increases was $129,786, $125,427 and $75,998 in 1995, 1994 and 1993,
respectively.

  Approximately 58% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restuarants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

  Beginning in September 1990, the Partnership did not receive rent payments on the Hardee's restaurants located in Albion, Michigan and St. Johns, Michigan (the "Properties"). As a result of eviction proceedings commenced by the Partnership against the defaulting lessee on January 5, 1991 due to nonpayment of rent, the Partnership obtained legal possession of the Albion property on February 25, 1991 and the St. Johns property on March 18, 1991 and the leases were terminated. Subsequently, Wolverine Fast Food, Inc., ("Wolverine") the defaulting lessee, filed a Chapter 11 bankruptcy proceeding. Upon obtaining possession of the Properties, the Partnership entered into a lease (the Interim Lease") with an affiliate of the Partnership (the "Affiliated Lessee") until a suitable unaffiliated lessee could be found. Simultaneously, the Partnership entered into negotiations with Hardee's Food Systems, Inc. ("Hardee's"), the franchisor, to manage and operate the Properties until a new franchisee/tenant for the Properties could be located.

  During the period that the Properties were operated by the Affiliated Lessee, the operating expenses and management fees exceeded the revenues generated by the restaurants. As a result, the Partnership advanced $398,915 to the Affiliated Lessee as of December 31, 1993 and 1992, which was fully reserved in 1993 and written off in 1994.

       For the years ended December 31, 1995, 1994 and 1993

  After taking possession of the Properties, the Partnership, in conjunction with Hardee's, had sought replacement operators for the Properties. During that time, Wolverine approached the Partnership to re-lease the restaurants on a long-term basis. Because the Partnership had been unable to identify another long-term tenant for the restaurants and because Hardee's began to actively support Wolverine and substantial improvement in the performance of the remaining Wolverine restaurants was reported, the Partnership entered into negotiations with Wolverine to re-lease the Properties.

  As a result of discussions with Wolverine, the Partnership agreed to lease the Properties to Wolverine, Kenneth Schiefelbein, Barbara Schiefelbein and Jon Guiles, individual principals of Wolverine, for a period of 20 years. The lease term commenced at the St.
Johns property on April 1, 1992 and June 1, 1992 at the Albion property. Beginning February 1993, the St. Johns property and beginning July 1993 the Albion property became significantly delinquent on payments of rent to the Partnership. Although the tenant made irregular rent payments, these delinquencies increased each month throughout the remainder of 1993. In December 1993, Wolverine abandoned the St. Johns property and in January 1994 the Albion property was vacated. On February 2, 1994, the Wolverine petition to the Bankruptcy court was modified from a Chapter 11 to a Chapter 7 filing. In conjunction with the lease negotiations, as well as with the lawsuits filed by the Partnership against Schiefelbein and Guiles, Schiefelbein and Guiles executed agreements with the Partnership for non-dischargeable debt obligations. A non-dischargeable judgement in the amount of $2.5 million was entered against Schiefelbein and a non-dischargeable judgement in the amount of $1.5 million was entered against Guiles.

       For the years ended December 31, 1995, 1994 and 1993

  The Partnership entered into a lease with a new tenant, Jasaza, Inc., to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease with Wolverine but increases each year. In addition, starting in year three of the lease, percentage rents was to be due. On April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant, was terminating its lease at the Albion Hardee's, as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

  During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term and commenced February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period.

  The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership has continued to receive rent payments from the lessee, which Avis Lube, Inc. guarantees to the Partnership until the lease expires in June 1996. Avis Lube, Inc. has subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lube, Inc. The Partnership has signed new leases with the sublessee to operate the properties, as lessee, beginning in June of 1996. The leases are for a 14 year term commencing June 1, 1996. Base annual rent at 2699 Delaney Street

       For the years ended December 31, 1995, 1994 and 1993

is $48,000 and at 1625 South Conway Road is $54,000. The new lease rents are lower than the current rents.

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

(5) WORKING CAPITAL RESERVES

  The Partnership has made distributions to Limited Partners for calendar years 1993, 1994 and the first three quarters of 1995 (the final payment for each year from 1993-1995 is made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date
(February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to

       For the years ended December 31, 1995, 1994 and 1993

receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1995, 1994 and 1993, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as
defined in the Prospectus.   The cumulative deficit produced has
been reduced from $136,000, at December 31, 1990, to $0 at December 31, 1995, as Operating Cash Flow has exceeded distributions since December 31, 1990.

(6) SALE OF PROPERTY

     On February 18, 1994, the Partnership sold the Taco Bell located in Schofield, Wisconsin to an unaffiliated third party. The following is a calculation of the gain realized on the sale:

       For the years ended December 31, 1995, 1994 and 1993

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

(7)      PROVISION FOR IMPAIRMENT

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

                                                       SCHEDULE III
                                               BRAUVIN HIGH YIELD FUND L.P.II
                                              (a Delaware limited partnership)

                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1995
                                                                          Gross Amount at Which Carried
                                         Initial Cost                     at  Close of Period
                                                 Buildings      Cost of             Buildings
                                                    and       Subsequent               and                   Accumulated       Date
   Description     Encumbrances (c)  Land     Improvements Improvements  Land    Improvements     Total   Depreciation (b) Acquired
Ponderosas - BHYF II     $0      $ 3,907,384 $ 9,117,233      $0     $ 3,907,384 $ 9,117,233 $13,024,617  $1,771,036     9/88-11/89
Ponderosas - BHYV         0        1,810,770   4,225,129       0       1,810,770   4,225,129   6,035,899     872,816           9/88
Taco Bell                 0          128,236     299,218       0         128,236     299,218     427,454      59,543           1/89
Scandinavian Health
  Spa-BFJV                0        1,657,861   3,868,342       0       1,657,861   3,868,342   5,526,203     709,703           7/89
Children's World
  Learning Center         0          771,140   1,799,327       0         771,140   1,799,327   2,570,467     282,439      1/90-9/90
Hardee's Restaurant       0          729,798   1,702,861       0         579,798   1,352,861   1,932,659     249,079      5/90-7/90
Avis Lubes                0          507,620   1,184,448       0         507,620   1,184,448   1,692,068     186,361      6/90-8/90
Blockbuster Video Store   0          354,644     827,501       0         354,644     827,501   1,182,145     127,570           9/90
Chi-Chi's Restaurant      0        1,408,671   2,150,981       0       1,408,671   2,150,981   3,559,652     376,837           3/91
                         $0      $11,276,124 $25,175,040      $0     $11,126,124 $24,825,040 $35,951,164  $4,635,384

<F1>
NOTES:
   (a)  The cost of this real estate is $36,451,166 for tax purposes (unaudited).  The buildings are depreciated over approximately  35 years using the straight line method.  The properties were constructed between 1969 and 1990.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

    Real estate                                       1995           1994            1993
     Balance at beginning of year                  $35,951,164    $36,727,348     $36,727,348
     Subtractions - land and buildings (d)                   0       (776,184)              0
     Balance at end of year                        $35,951,164    $35,951,164     $36,727,348

    Accumulated depreciation                           1995          1994            1993
     Balance at beginning of year                 $  3,913,295   $  3,211,854    $  2,473,076
     Subtractions - (e)                                      0        (27,927)              0
     Provision for depreciation                        722,089        729,368         738,778
     Balance at end of year                       $  4,635,384    $ 3,913,295    $  3,211,854

<F2>
(c)  Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.
     100% of the land and buildings were paid for with funds contributed by the Limited Partners.
(d)  Amount reflects provision for impairment on land of $150,000 and buildings of $350,000 related to the properties in St. Johns and Albion, Michigan and the sale of the Schofield, Wosconsin Taco Bell, cost basis of which was $276,184.
(e)  Amount represents accumulated depreciation on the sold Schofield, Wisconsin Taco Bell as of 1/31/94.

                             EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 1995

                         EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

          For the fiscal year ended December 31, 1995





  Exhibit (19)(a)       Amendment to Distribution Reinvestment
                        Plan

  Exhibit (21)          Subsidiaries of the Registrant

  Exhibit (27)          Financial Data Schedule

Exhibit 19 (a) Amendment to Distribution Reinvestment Plan



  The General Partners have adopted an enhancement to the Partenrship's Distribution Reinvestment Plan effective August, 1995. This enhancement will permit unit holders to reinvest at a unit price that will be adjusted to reflect any return of investor capital generated through property sales. In addition, any unit liquidations will also occur at the adjusted unit price.

Exhibit 21

Name of Subsidiary                    State of Formation

Brauvin High Yield Venture                 Illinois

Brauvin Funds Joint Venture                 Illinois