Form 10-Q
period 1996-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1996-05-15
CIK 832775

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                  or

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

                    BRAUVIN HIGH YIELD FUND L.P. II

                                INDEX

                                                                     Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . .    3

        Consolidated Balance Sheets at March 31, 1996
        and December 31, 1995. . . . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the
        three months ended March 31, 1996 and 1995 . . . . . . . . .    5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1995 to March 31, 1996. . . . . . . .    6

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1996 and 1995 . . . . . . . . . . . .    7

        Notes to Consolidated Financial Statements . . . . . . . . .    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . .    16

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    21

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .    21

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .    21

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .    21

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

                   PART I - FINANCIAL INFORMATION



ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1996, Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to March 31, 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                    March 31,              December 31,
                                      1996                     1995
ASSETS
Investment in real estate, at cost:
   Land                              $11,126,124           $11,126,124
   Buildings                          24,825,040            24,825,040
                                      35,951,164            35,951,164

   Less: accumulated depreciation     (4,815,906)           (4,635,384)
   Net investment in real estate      31,135,258            31,315,780
Cash and cash equivalents              1,367,182             1,374,779
Rent receivable                           19,505                56,975
Deferred rent receivable                 291,868               274,978
Due from General Partners (Note 4)       139,850               150,175
Other assets                              32,076                34,321
   Total Assets                      $32,985,739           $33,207,008

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                            $    61,186           $    61,759
Rent received in advance                  39,506                58,344
   Total Liabilities                     100,692               120,103

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE                33,365                33,746

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE            2,467,238             2,472,647

PARTNERS' CAPITAL:
General Partners                         319,429               319,429
Limited Partners                      30,065,015            30,261,083
   Total Partners' Capital            30,384,444            30,580,512

   Total Liabilities and
     Partners' Capital               $32,985,739           $33,207,008




     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended March 31,
                                          1996                  1995
INCOME:
Rental                                $1,040,396           $1,037,861
Interest                                  20,684                9,825
Other                                        154                2,283
     Total income                      1,061,234            1,049,969

EXPENSES:
General and administrative                98,520               32,151
Management fees (Note 3)                  10,787               10,335
Amortization of other assets               1,382                1,082
Depreciation                             180,522              183,319
     Total expenses                      291,211              226,887

Income before minority interests         770,023              823,082

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                (1,419)              (1,414)
Brauvin Funds Joint Venture              (72,991)             (72,970)

Net income                            $  695,613           $  748,698
Net income allocated to the
   Limited Partners                   $  695,613           $  748,698

Net income per Unit outstanding (a)   $    16.65           $    18.75

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").









     See accompanying notes to consolidated financial statements.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the periods from January 1, 1995 to March 31, 1996

                                     General         Limited
                                    Partners      Partners*       Total

Balance, January 1, 1995              $ 319,429     $30,417,672  $30,737,101

Contributions, net                           --         446,338      446,338
Selling commissions and other
 offering costs (Note 1)                     --         (60,173)     (60,173)
Net income                                   --       3,039,738    3,039,738
Cash distributions                           --      (3,582,492)  (3,582,492)

Balance, December 31, 1995              319,429      30,261,083   30,580,512

Contributions, net                           --          30,965       30,965
Selling commissions and other
 offering costs (Note 1)                     --         (15,203)     (15,203)
Net income                                   --         695,613      695,613
Cash distributions                           --        (907,443)    (907,443)

Balance, March 31, 1996               $ 319,429     $30,065,015  $30,384,444

* Total Units outstanding at March 31, 1996 and December 31, 1995 were 43,252 and 40,316, respectively. Cash distributions to Limited Partners per Unit were $21.72 and $89.36 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.












     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31,

                                                     1996         1995
Cash flows from operating activities:
Net income                                          $  695,613    $  748,698
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        181,904       184,401
  Minority interest's share of income
    from Brauvin High Yield Venture                      1,419         1,414
  Minority interest's share of income
    from Brauvin Funds Joint Venture                    72,991        72,970
  Decrease in rent receivable                           37,470        26,804
  Increase in deferred rent receivable                 (16,890)      (16,890)
  Increase in other assets                              (2,033)       (3,289)
  Decrease in accounts payable and accrued
    expenses                                              (573)      (52,103)
  Decrease in rent received in advance                 (18,838)     (198,473)
  Increase in due to affiliates                             --        14,410
Net cash provided by operating activities              951,063       777,942
Cash flows from investing activities:
Cash distribution to minority interest-
  Brauvin High Yield Venture                            (1,800)       (1,150)
Cash distribution to minority interest-
  Brauvin Funds Joint Venture                          (78,400)      (80,850)
Net cash used in investing activities                  (80,200)      (82,000)

Cash flows from financing activities:
Sale of Units, net of selling commissions
  and other offering costs                              18,658       103,143
Cash distributions to Limited Partners                (907,443)     (897,832)
Decrease (increase) in due from affiliates              10,325          (298)
Net cash used in financing activities                 (878,460)     (794,987)
Net decrease in cash and cash equivalents               (7,597)      (99,045)
Cash and cash equivalents at
  beginning of period                                1,374,779     1,106,917
Cash and cash equivalents at end of period          $1,367,182    $1,007,872



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

   The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 1996 and December 31, 1995 the Partnership has sold $42,982,178 and $42,837,384 of Units, respectively. These totals include $4,059,178 and $3,914,384 of Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 and $2,773,086 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1996 and December 31, 1995, respectively. As of March 31, 1996, the Participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

   The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers, one Blockbuster Video store and three Chi-Chi's restaurants.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Also acquired were 99% and 51% equity interests in two joint ventures with an affiliated entity, which ventures purchased the land and buildings underlying six Ponderosa restaurants and a Scandinavian HealthSpa, respectively. The Partnership's acquisition process is now completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

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

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

    Prior to 1995, the Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated net realizable value when the real estate was judged to have suffered an impairment in value that is other than temporary. For purposes of this analysis, the cost basis of real estate included deferred rent receivable and accumulated depreciation. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Estimated net realizable value was calculated based on undiscounted estimated operating cash flows of the property over an expected holding period, with a sales price at the end of the holding period calculated by applying an expected capitalization rate to the stabilized net operating income of the property, less associated sales costs.

    In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1996 and December 31, 1995. Accordingly, no impairment loss has been recorded in the accompanying

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

financial statements for the three months ended March 31, 1996 and the year ended December 31, 1995.

    Cash and Cash Equivalents

    Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

    Estimated Fair Value of Financial Instruments

    Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

    The fair value estimates presented herein are based on information available to management as of March 31, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

    The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General Partners; accounts payable and accrued expenses; and rent received in advance.

(2) PARTNERSHIP AGREEMENT

    Distributions

    All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), shall be distributed: (a) first, to the Limited Partners

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

    Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1996 and 1995 were as follows:

                                          1996        1995
Selling commissions                     $12,307     $12,344
Management fees                          10,787      10,335
Reimbursable operating expenses          35,674      18,000
Legal fees                                  285       3,206

(4) WORKING CAPITAL RESERVES

   The Partnership has made distributions to Limited Partners for calendar years 1993, 1994, 1995 and the first quarter of 1996 (the final payment for each year from 1993-1995 is made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section
H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1996 and December 31, 1995, $140,000 was due from the General Partners related to the Distribution Guaranty.

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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

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

   The Partnership continues to raise additional funds through the Plan. The Plan raised $4,059,178 through March 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1996, Units valued at $2,886,915, have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

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

   As previously discussed in the December 31, 1995 10-K, beginning in September 1990, the Partnership did not receive rental payments from the tenant at the Hardee's Albion, Michigan and St. Johns, Michigan properties (the "Properties"). During the period from March 1991 to April 1992, the Partnership operated the Properties through an affiliated lessee. During that period the operating expenses and management fees exceeded the revenues generated from the restaurant by

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

$398,915, which deficit was funded by the Partnership. The Partnership's receivable from the affiliated lessee was written off in 1994. The Partnership re-leased these Properties to Jasaza, Inc., in January 1994, which terminated its lease at the Properties in April, 1994. In the third quarter of 1994, the Partnership recorded an allowance for impairment of $500,000 related to an other than temporary decline in the value of real estate for the Properties. In the fourth quarter of 1994 the Partnership executed a lease with a Dairy Queen franchisee to lease the St. Johns property at a monthly amount lower than rent from the previous tenant. The Partnership continues to actively market the Albion property.

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

     In order to enhance the Partnership's diversity and overall financial performance, the General Partners have recently agreed to the following change within the Partnership's Ponderosa portfolio. Ponderosa Unit #728 in Orchard Park, New York was "swapped" with a Tony Roma's restaurant in Mesquite, Texas. Metromedia Steakhouses will remain liable under the current lease and Tony Roma's will sublease the property. The Partnership will benefit from an immediate base rent increase as well as future base rent and percentage rent increases not anticipated from the Orchard Park property.

     The Partnership has made distributions to Limited Partners for calendar years 1993, 1994, 1995 and the first quarter of 1996 (the final payment for each year from 1993-1995 being made the following February
15).  As contemplated in the Prospectus, the distributions prior to full

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. As described in Footnote 8 to the section of the Prospectus on pages 8 and 9 entitled "Estimated Use of Proceeds of Offering", the Partnership set aside 1% of the gross proceeds of the Offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

     Below is a table summarizing the historical data for distribution rates per annum:

Distribution
   Date           1996   1995  1994  1993   1992    1991

February 15       9.00% 9.00%  9.00% 9.00%  8.75%   9.25%

May 15            9.00  9.00   9.00  9.00   8.75    9.25

August 15               9.00   9.00  9.00   8.75    8.75

November 15(a)          9.00   8.00  9.00   8.75    8.75

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

Results of Operations - Three months ended March 31, 1996 and 1995

     Results of operations for the three months ended March 31, 1996 reflected net income of $695,613 compared to net income of $748,698 for the three months ended March 31, 1995, a decrease of approximately $53,100.

     Total income for the three months ended March 31, 1996 was $1,061,234 as compared to $1,049,969 for the period ended March 31, 1995, an increase of approximately $11,300. The increase in total income is primarily due to the increase in interest income, which was the result of higher cash balances during 1996.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

     Total expenses for the three months ended March 31, 1996 were $291,211 as compared to $226,887 for the period ended March 31, 1995, an increase of approximately $64,300. The increase in expenses was due to an increase in general and administrative expense related to the Partnership hiring an independent real estate company to conduct property valuations.

                      PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings.

            None.

  ITEM 2. Changes in Securities.

            None.

  ITEM 3. Defaults Upon Senior Securities.

            None.

  ITEM 4. Submission Of Matters To a Vote of Security Holders.

            None.

  ITEM 5. Other Information.

            As previously reported, the Partnership has engaged a nationally known real estate firm to perform a valuation of the Partnership's properties. The stated unit value used for both liquidations and the purchase of new units through the dividend reinvestment program will change as a result of this valuation. At the time of the distribution, the valuation had not been completed. Once the valuation has been completed, the new stated unit value will be communicated to all partners.

            The General Partners have determined that, for the current distribution, all investors, including those who had selected the dividend reinvestment option, will receive their distributions in the form of a check. When the unit valuation process has been completed and the new stated unit value communicated to all partners, each partner will be able to determine if they wish to enter or continue in the dividend reinvestment program.

            Similarly, the General Partners have determined that unit liquidations will be temporarily suspended until the valuation has been completed. At that time, pending liquidation requests will be processed according to the terms of the prospectus and liquidated at the then current stated unit value.

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

                       DATE: May 15, 1996



                       BY:   /s/ Thomas J. Coorsh
                             Thomas J. Coorsh
                             Chief Financial Officer and Treasurer

                       DATE: May 15, 1996