Form 10-Q/A
period 1996-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1996-05-22
CIK 832775

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q/A
                           AMENDMENT NO. 1


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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended March 31,

                                                1996            1995
INCOME:
Rental                                        $1,040,396     $1,037,861
Interest                                          20,684          9,825
Other                                                154          2,283
     Total income                              1,061,234      1,049,969

EXPENSES:
General and administrative                        98,520         32,151
Management fees (Note 3)                          10,787         10,335
Amortization of other assets                       1,382          1,082
Depreciation                                     180,522        183,319
     Total expenses                              291,211        226,887

Income before minority interests                 770,023        823,082

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                        (1,419)        (1,414)
Brauvin Funds Joint Venture                      (72,991)       (72,970)

Net income                                    $  695,613     $  748,698
Net income allocated to the
   Limited Partners                           $  695,613     $  748,698
Net income per Unit outstanding (a)           $    17.25     $    18.75

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

* Total Units outstanding at March 31, 1996 and December 31, 1995 were 40,347 and 40,316, respectively. Cash distributions to Limited Partners per Unit were $22.50 and $89.36 for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.












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

                       DATE: May 21, 1996



                       BY:   /s/ Thomas J. Coorsh
                             Thomas J. Coorsh
                             Chief Financial Officer and Treasurer

                       DATE: May 21, 1996