Form 10-K/A
period 1995-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 1996-06-05
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-K/A
                        AMENDMENT NO. 1

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

                              James L. Brault
                              Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNERS


                        /s/ Jerome J. Brault

                                   Jerome J. Brault



                                   Cezar M. Froelich



                                   David M. Strosberg

DATED: JUNE 3, 1996