Form 10-Q
period 1996-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1996-08-14
CIK 832775

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      June 30, 1996

                                  or

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

                BRAUVIN HIGH YIELD FUND L.P. II

                                INDEX

                                                                       Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . .   3

        Consolidated Balance Sheets at June 30, 1996
        and December 31, 1995. . . . . . . . . . . . . . . . . . . .   4

        Consolidated Statements of Operations for the
        six months ended June 30, 1996 and 1995. . . . . . . . . . .   5

        Consolidated Statements of Operations for the three
        months ended June 30, 1996 and 1995. . . . . . . . . . . . .   6

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1995 to June 30, 1996 . . . . . . . .   7

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 1996 and 1995. . . . . . . . . . . . .   8

        Notes to Consolidated Financial Statements . . . . . . . . .   9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . .   17

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   25

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .   25

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .   25

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .   25

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .   25

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

                PART I - FINANCIAL INFORMATION



ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1996, Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to June 30, 1996 and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                             June 30,      December 31,
                                               1996            1995
ASSETS
Investment in real estate, at cost:
  Land                                      $11,126,124     $11,126,124
  Buildings                                  24,825,040      24,825,040
                                             35,951,164      35,951,164

  Less: accumulated depreciation             (4,996,428)     (4,635,384)
  Net investment in real estate              30,954,736      31,315,780
Cash and cash equivalents                     1,326,953       1,374,779
Rent receivable                                  40,031          56,975
Deferred rent receivable                        308,759         274,978
Due from General Partners (Note 4)              140,000         150,175
Other assets                                     31,201          34,321
Total Assets                                $32,801,680     $33,207,008

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                   $    91,085     $    61,759
Rent received in advance                         61,062          58,344
Total Liabilities                               152,147         120,103

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE                       33,045          33,746

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE                   2,461,117       2,472,647

PARTNERS' CAPITAL:
General Partners                                319,429         319,429
Limited Partners                             29,835,942      30,261,083
Total Partners' Capital                      30,155,371      30,580,512

Total Liabilities and
Partners' Capital                           $32,801,680     $33,207,008




     See accompanying notes to consolidated financial statements.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Six Months Ended June 30,

                                                 1996           1995
INCOME:
Rental                                        $2,088,877     $2,082,798
Interest                                          40,515         27,934
Other                                                388          2,282
     Total income                              2,129,780      2,113,014

EXPENSES:
General and administrative                       222,829         88,522
Management fees (Note 3)                          21,620         20,846
Amortization of other assets                       1,897          2,164
Depreciation                                     361,044        366,638

     Total expenses                              607,390        478,170

Income before minority interests               1,522,390      1,634,844

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                        (2,899)        (2,858)
Brauvin Funds Joint Venture                     (145,270)      (145,941)

Net income                                    $1,374,221     $1,486,045
Net income allocated to the
   Limited Partners                           $1,374,221     $1,486,045
Net income per Unit outstanding (a)           $    34.07     $    37.20

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").







     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended June 30,

                                                 1996          1995
INCOME:
Rental                                        $1,048,481     $1,044,937
Interest                                          19,831         18,108
Other                                                234             --
     Total income                              1,068,546      1,063,045

EXPENSES:
General and administrative                       124,309         56,371
Management fees (Note 3)                          10,833         10,511
Amortization of other assets                         515          1,082
Depreciation                                     180,522        183,319

     Total expenses                              316,179        251,283

Income before minority interests                 752,367        811,762

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                        (1,480)        (1,444)
Brauvin Funds Joint Venture                      (72,279)       (72,971)

Net income                                    $  678,608     $  737,347
Net income allocated to the
   Limited Partners                           $  678,608     $  737,347
Net income per Unit outstanding (a)           $    16.83     $    18.46

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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the periods from January 1, 1995 to June 30, 1996

                                     General         Limited
                                    Partners      Partners*       Total

Balance, January 1, 1995              $ 319,429     $30,417,672  $30,737,101

Contributions, net                           --         446,338      446,338
Selling commissions and other
 offering costs (Note 1)                     --         (60,173)     (60,173)
Net income                                   --       3,039,738    3,039,738
Cash distributions                           --      (3,582,492)  (3,582,492)

Balance, December 31, 1995              319,429      30,261,083   30,580,512

Contributions, net                           --          30,965       30,965
Selling commissions and other
 offering costs (Note 1)                     --         (15,203)     (15,203)
Net income                                   --       1,374,221    1,374,221
Cash distributions                           --      (1,815,124)  (1,815,124)

Balance, June 30, 1996                $ 319,429     $29,835,942  $30,155,371

* Total Units outstanding at June 30, 1996 and December 31, 1995 were 40,347 and 40,316, respectively. Cash distributions to Limited Partners per Unit were $45.00 and $89.36 for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.













     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Six Months Ended June 30,

                                                     1996         1995
Cash flows from operating activities:
Net income                                          $1,374,221    $1,486,045
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        362,941       368,802
  Minority interest's share of income
    from Brauvin High Yield Venture                      2,899         2,858
  Minority interest's share of income
    from Brauvin Funds Joint Venture                   145,270       145,941
  Decrease in rent receivable                           16,944        23,312
  Increase in deferred rent receivable                 (33,781)      (33,781)
  Increase in other assets                              (1,673)       (1,202)
  Increase (decrease) in accounts payable
   and accrued expenses                                 29,326       (51,667)
  Increase (decrease)in rent received
    in advance                                           2,718      (198,473)
  Increase in due to affiliates                             --        12,029
Net cash provided by operating activities            1,898,865     1,753,864

Cash flows from financing activities:
Sale of Units, net of selling commissions
  and other offering costs                              18,658       129,959
Cash distributions to Limited Partners              (1,815,124)   (1,787,109)
Cash distribution to minority interest-
  Brauvin High Yield Venture                            (3,600)       (2,900)
Cash distribution to minority interest-
  Brauvin Funds Joint Venture                         (156,800)     (156,800)
Decrease (increase) in due from affiliates              10,175          (364)
Net cash used in financing activities               (1,946,691)   (1,817,214)

Net decrease in cash and cash equivalents              (47,826)      (63,350)
Cash and cash equivalents at
  beginning of period                                1,374,779     1,106,917
Cash and cash equivalents at end of period          $1,326,953    $1,043,567





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

     The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 1996 and December 31, 1995 the Partnership has sold $42,982,178 and $42,837,384 of Units, respectively. These totals include $4,059,178 and $3,914,384 of Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 and $2,773,086 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1996 and December 31, 1995, respectively. As of June 30, 1996, the Participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

     The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three
Children's World Learning Centers, three Hardee's restaurants,

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

three Avis Lube Oil Change Centers, one Blockbuster Video store and three Chi-Chi's restaurants.

Also acquired were 99% and 51% equity interests in two joint ventures with an affiliated entity, which ventures purchased the land and buildings underlying six Ponderosa restaurants and a Scandinavian Health Spa respectively. The Partnership's acquisition process is now completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

 In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived
Assets" (SFAS 121).  In conjunction with the adoption of SFAS 121,

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1996 and December 31, 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the six months ended June 30, 1996 and the year ended December 31, 1995.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Partners; accounts payable and accrued expenses; and rent received in advance.

 Reclassifications

 Certain reclassifications have been made to the 1995 financial statements to conform to classifications adopted in 1996.


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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1996 and 1995 were as follows:

                                          1996             1995
Selling commissions                      $12,307         $24,375
Management fees                           21,620          20,846
Reimbursable operating expenses           61,174          36,000
Legal fees                                   285           4,341

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1996 and December 31, 1995, $140,000 was due from the General Partners related to the Distribution Guaranty.

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

   The Partnership continues to raise additional funds through the Plan. The Plan raised $4,059,178 through June 30, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1996, Units valued at $2,886,915, have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

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

  In April 1994, the lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property. The Partnership has continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. subleased the property through March 1996 to an unaffiliated sublessee, Clarkson Investors II, an auto/oil repair operator. The Partnership has signed a new lease with the sublessee to operate the property after the initial lease expired. The lease is for 42 months commencing March 26, 1996 and provides for annual base rent of $55,000. The new lease rent is lower than the previous rent.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1996,
$140,000 was due from the General Partners related to the Distribution Guaranty.

  Below is a table summarizing the historical data for distribution per Unit invested:

Distribution
   Date      1996     1995     1994      1993     1992      1991

February 15 $22.3597 $22.3597 $22.3597  $22.3597 $21.7386  $22.9808

May 15       22.3597  22.3597  22.3597   22.3597  21.7386   22.9808

August 15             22.3597  22.3597   22.3597  21.7386   21.7386

November 15           22.3597  26.1121   22.3597  21.7386   21.7386

  The Partnership has entered into an agreement and plan of merger dated as of June 14, 1996 (the "Merger Agreement") with Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"). Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its limited partnership interests. In connection with the Merger, the beneficial owners (the "Limited Partners") of the limited partnership interests of the Partnership (the "Units") will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The affirmative vote of the Limited Partners holding a majority of the Units is necessary to approve the Merger.

  The Partnership is currently in the process of drafting a proxy statement, which will require prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") to be held at the offices of the Partnership at a date in the near future. The purpose of the Special Meeting is to vote upon the Merger and certain other matters as described herein. The preliminary proxy materials of the Partnership has been filed with the Commission and is substantially identical to the proxy materials filed by Brauvin High Yield Fund L.P., a Delaware limited partnership that is affiliated with the Partnership.

  By approving the Merger, the Limited Partners will also be approving an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The Partnership Agreement does not address this matter. Therefore, the Limited Partners will be asked to adopt an amendment (the "Amendment") to the Partnership Agreement which specifically provides that the general partners of the Partnership (the "General Partners") will not be required to approve the Transaction. If the Amendment is approved, the vote of the Limited Partners holding a majority of the Units will be the only vote necessary to approve the Transaction. Neither the Act nor the Partnership Agreement provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will include earnings only through July 31, 1996), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

  Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $30,183,300, which is approximately $748.09 per Unit. In addition, Cushman & Wakefield is finalizing its opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view.

  The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"), Brauvin Realty Advisors II, Inc., the corporate general partner of the Partnership (the "Corporate General Partner"), Cezar
M. Froelich and David M. Strosberg. Mr. Froelich gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation will become effective on the 90th day following notice to the Limited Partners. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Braults have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

  The Transaction is one of a series of related transactions whereby the Purchaser seeks to acquire the Assets of the Partnership and the assets, through purchase or merger, of Brauvin High Yield Fund L.P., Brauvin Income Plus L.P. III and Brauvin Corporate Lease Program IV L.P., Delaware limited partnerships affiliated with the Partnership.

  The General Partners have temporarily suspended all distributions to Limited Partners and liquidations until there is a vote on the Transaction.

Results of Operations - Six months ended June 30, 1996 and 1995

         Results of operations for the six months ended June 30, 1996 reflected net income of $1,374,221 compared to net income of $1,486,045 for the six months ended June 30, 1995, a decrease of approximately $111,800. The decrease in net income is a result of an increase in general and administrative expense, which was partially offset by an increase in interest income.

         Total income for the six months ended June 30, 1996 was $2,129,780 as compared to $2,113,014 for the period ended June 30, 1995, an increase of approximately $16,800. The increase in total income is primarily due to the increase in interest income, which was the result of higher cash balances during 1996.

         Total expenses for the six months ended June 30, 1996 were $607,390 as compared to $478,170 for the period ended June 30, 1995, an increase of approximately $129,200. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

Results of Operations - Three months ended June 30, 1996 and 1995

         Results of operations for the three months ended June 30, 1996 reflected net income of $678,608 compared to net income of $737,347 for the three months ended June 30, 1995, a decrease of approximately $58,700. The decrease in net income is a result of an increase in general and administrative expense

         Total income for the three months ended June 30, 1996 was $1,068,546 as compared to $1,063,045 for the period ended June 30, 1995, an increase of approximately $5,500. The increase in total income is primarily due to the increase in rental income, which was the result of increased percentage rent earned at certain of the Partnerships properties.

         Total expenses for the three months ended June 30, 1996 were $316,179 as compared to $251,283 for the period ended June 30, 1995, an increase of approximately $64,900. The increase in expenses is primarily the result of an increase in general and administrative expense due to the Partnership hiring an independent real estate company to conduct property valuations. General and administrative expense also increased in 1996 compared to 1995 as a result of legal and other professional fees paid as a result of the Transaction.

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

                 None.

         ITEM 5. Other Information.

                 None.

         ITEM 6. Exhibits and Reports On Form 8-K.

            Exhibit 27.  Financial Data Schedule

            Form 8-K.   Notificaction to the partners of the
                        resignation of Mr. Cezar M.Froelich as a General Partner of the Parntership and the resignation of Mr. Thomas Coorsh as Treasurer and Chief Financial Officer.
                        This Form 8-K was dated May 23, 1996 and filed on June 21, 1996 and amended on July
                        24, 1996.

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



               BY:  Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II



                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: August 15, 1996



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: August 15, 1996