Form 10-Q
period 1996-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 1996-11-19
CIK 832775

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      September 30, 1996

                                  or

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

                    BRAUVIN HIGH YIELD FUND L.P. II

                                INDEX

                                                                     Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . . .       3

        Consolidated Balance Sheets at September 30, 1996
        and December 31, 1995. . . . . . . . . . . . . . . . . .       4

        Consolidated Statements of Operations for the
        nine months ended September 30, 1996 and 1995. . . . . .       5

        Consolidated Statements of Operations for the three
        months ended September 30, 1996 and 1995 . . . . . . . .       6

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1995 to September 30, 1996. . . .       7

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1996 and 1995 . . . . . . . .       8

        Notes to Consolidated Financial Statements . . . . . . .       9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . .       18

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .       26

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .       29

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .       29

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . .       29

Item 5. Other Information. . . . . . . . . . . . . . . . . . . .       30

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .       30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

                PART I - FINANCIAL INFORMATION



ITEM 1.   Consolidated Financial Statements

     Except for the December 31, 1995 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1996, Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995, Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995, Consolidated Statements of Partners' Capital for the periods January 1, 1995 to September 30, 1996 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                   BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                      CONSOLIDATED BALANCE SHEETS

                                           September 30,        December 31,
                                               1996                1995
ASSETS
Investment in real estate, at cost:
    Land                                    $11,126,124         $11,126,124
    Buildings                                24,825,040          24,825,040
                                             35,951,164          35,951,164

    Less: accumulated depreciation           (5,176,951)         (4,635,384)
    Net investment in real estate            30,774,213          31,315,780
Cash and cash equivalents                     2,128,742           1,374,779
Rent receivable                                  38,352              56,975
Deferred rent receivable                        325,649             274,978
Due from General Partners (Note 4)              140,000             150,175
Other assets                                     29,882              34,321
    Total Assets                            $33,436,838         $33,207,008

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
 expenses                                   $   232,977         $    61,759
Rent received in advance                         95,182              58,344
    Total Liabilities                           328,159             120,103

MINORITY INTEREST IN
BRAUVIN HIGH YIELD VENTURE                       32,727              33,746

MINORITY INTEREST IN
BRAUVIN FUNDS JOINT VENTURE                   2,456,289           2,472,647

PARTNERS' CAPITAL:
General Partners                                319,429             319,429
Limited Partners                             30,300,234          30,261,083
    Total Partners' Capital                  30,619,663          30,580,512

    Total Liabilities and
     Partners' Capital                      $33,436,838         $33,207,008




     See accompanying notes to consolidated financial statements.

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Nine Months Ended September 30,

                                                1996           1995
INCOME:
Rental                                        $3,134,566     $3,108,335
Interest                                          63,922         43,373
Other                                              2,216          7,530
     Total income                              3,200,704      3,159,238

EXPENSES:
General and administrative                       185,209        142,797
Transaction costs                                287,477             --
Valuation fees                                    90,780             --
Management fees (Note 3)                          32,094         31,496
Amortization of other assets                       2,197          4,046
Depreciation                                     541,567        541,566

     Total expenses                            1,139,324        719,905

Income before minority interests               2,061,380      2,439,333

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                        (4,381)        (4,296)
Brauvin Funds Joint Venture                     (218,842)      (219,668)

Net income                                    $1,838,157     $2,215,369
Net income allocated to the
   Limited Partners                           $1,838,157     $2,215,369
Net income per Unit outstanding (a)           $    45.58     $    55.36

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").





     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30,

                                                1996           1995
INCOME:
Rental                                        $1,045,689     $1,025,537
Interest                                          23,407         15,439
Other                                              1,828          5,248
     Total income                              1,070,924      1,046,224

EXPENSES:
General and administrative                        63,463         54,276
Transaction costs                                273,294             --
Valuation fees                                     3,880             --
Management fees (Note 3)                          10,474         10,650
Amortization of other assets                         300          1,881
Depreciation                                     180,523        174,928

     Total expenses                              531,934        241,735

Income before minority interests                 538,990        804,489

MINORITY INTEREST'S SHARE OF NET INCOME:
Brauvin High Yield Venture                        (1,482)        (1,438)
Brauvin Funds Joint Venture                      (73,572)       (73,727)

Net income                                    $  463,936     $  729,324
Net income allocated to the
   Limited Partners                           $  463,936     $  729,324
Net income per Unit outstanding (a)           $    11.50     $    18.22

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

                    BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
      For the periods from January 1, 1995 to September 30, 1996

                                     General         Limited
                                    Partners      Partners*       Total

Balance, January 1, 1995              $ 319,429     $30,417,672  $30,737,101

Contributions, net                           --         446,338      446,338
Selling commissions and other
 offering costs (Note 1)                     --         (60,173)     (60,173)
Net income                                   --       3,039,738    3,039,738
Cash distributions                           --      (3,582,492)  (3,582,492)

Balance, December 31, 1995              319,429      30,261,083   30,580,512

Contributions, net                           --          30,965       30,965
Selling commissions and other
 offering costs (Note 1)                     --         (15,203)     (15,203)
Net income                                   --       1,838,157    1,838,157
Cash distributions                           --      (1,814,768)  (1,814,768)

Balance, September 30, 1996           $ 319,429     $30,300,234  $30,619,663

* Total Units outstanding at September 30, 1996 and December 31, 1995 were 40,347 and 40,316, respectively. Cash distributions to Limited Partners per Unit were $45.00 and $89.36 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.












     See accompanying notes to consolidated financial statements.

                   BRAUVIN HIGH YIELD FUND L.P. II
                   (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine months Ended September 30,

                                                     1996         1995
Cash flows from operating activities:
Net income                                          $1,838,157    $2,215,369
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        543,764       545,612
  Minority interest's share of income
    from Brauvin High Yield Venture                      4,381         4,296
  Minority interest's share of income
    from Brauvin Funds Joint Venture                   218,842       219,668
  Decrease in rent receivable                           18,623        53,486
  Increase in deferred rent receivable                 (50,671)      (50,671)
  (Increase) decrease in other assets                     (654)        3,374
  Increase (decrease) in accounts payable
   and accrued expenses                                171,218       (51,913)
  Increase (decrease)in rent received
    in advance                                          36,838      (198,473)
  Increase in due to affiliates                             --         1,260
Net cash provided by operating activities            2,780,498     2,742,008

Cash flows from financing activities:
Sale of Units, net of selling commissions
  and other offering costs                              18,658       256,652
Cash distributions to Limited Partners              (1,814,768)   (2,678,128)
Cash distribution to minority interest-
  Brauvin High Yield Venture                            (5,400)       (4,650)
Cash distribution to minority interest-
  Brauvin Funds Joint Venture                         (235,200)     (208,250)
Decrease in due from affiliates                         10,175         4,644
Net cash used in financing activities               (2,026,535)   (2,629,732)

Net increase in cash and cash equivalents              753,963       112,276
Cash and cash equivalents at
  beginning of period                                1,374,779     1,106,917
Cash and cash equivalents at end of period          $2,128,742    $1,219,193





     See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc., Jerome J. Brault and David M. Strosberg. Brauvin Realty Advisors II, Inc. is owned primarily by Mr. Brault (beneficially) and Mr. Cezar M. Froelich. Mr.Cezar M. Froelich resigned as an individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

     The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 1996 and December 31, 1995 the Partnership has sold $42,982,178 and $42,837,384 of Units, respectively. These totals include $4,059,178 and $3,914,384 of Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 and $2,773,086 have been purchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996, the Participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

     The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three
Children's World Learning Centers, three Hardee's restaurants,three Avis Lube Oil Change Centers, one Blockbuster Video store and three Chi-Chi's restaurants.

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

 In 1995 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1996 and December 31, 1995. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the nine months ended September 30, 1996 and the year ended December 31, 1995.

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

 The fair value estimates presented herein are based on information available to management as of September 30, 1996 and December 31, 1995, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(3)  TRANSACTIONS WITH RELATED PARTIES

 An affiliate of the General Partners manages the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compund, return on their Adjusted Investment.

 The General Partners and Mr. Cezar M. Froelich (a former individual General Partner) combined currently owe the Partnership approximately $140,000 relating to the Distribution Guaranty
Reserve.

 The Partnership pays affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

 An affiliate of one of the shareholders of the Corporate General
Partner provided securities and real estate counsel to the Partnership.

 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1996 and 1995 were as follows:

                                               1996        1995
Selling commissions                           $12,307    $40,737
Management fees                                32,094     31,496
Reimbursable operating expenses               120,271     54,000
Legal fees                                      3,471     11,543

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1996 and December 31, 1995, a combined $140,000 was due from the General Partners and Mr. Cezar M. Froelich (a former individual Genral Partner) related to the Distribution Guaranty.

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

(5) SUBSEQUENT EVENTS

     Investment in Joint Ventures

        On October 31, 1996, the Partnership purchased a 26% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

        Vote of Limited Partners

        On Friday, November 8, 1996 there was a Special Meeting of Limited Partners of Brauvin High Yield Fund L.P. II. At this Special Meeting, the Limited Partners holding a majority of the Units approved the merger of the Partnership with and into Brauvin Real Estate Funds L.L.C., a Delaware limited liability company (the "Purchaser"), which approval automatically resulted in the adoption of an amendment to the Partnership Agreement, to allow the Partnership to sell or lease property to affiliates. In addition, at the Special Meeting, Limited Partners holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Partnership commenced an offering to the public on June 17, 1988 of 25,000 Units (subject to increase to 40,000 units). The offering was anticipated to close on June 16, 1989 but was extended and closed on September 30, 1989.

   The Partnership raised $38,923,000 through its initial offering and an additional $4,059,178 as of September 30, 1996, through Units purchased by certain Limited Partners investing their distributions of Operating Cash Flow in additional Units through the distribution reinvestment plan (the "Plan"). As of September 30, 1996, Units valued at $2,886,915, have been purchased by the Partnership from Limited Partners liquidating their original investment in the Partnership and such units have been retired. The Partnership has no funds available to purchase additional property, excluding those raised through the Plan.

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

   On October 31, 1996, the Partnership purchased a 26% interest in a joint venture with affiliated real estate limited partnerships (the "Bay County Venture"). The Bay County Venture acquired the land and building underlying a 6,466 square foot Blockbuster Video Store located in Callaway, FL from an unaffiliated seller for approximately $1,015,000 plus closing costs and related fees.

   On August 16, 1996 the Partnership's property located in Sweden, New York had a fire. As a result of this casualty Ponderosa has informed the Partnership that it intends to terminate its lease obligations at this property as of December 31, 1996. The Partnership is contesting this lease termination.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1996, a combined $140,000 was due from the General Partners and Mr. Cezar M. Froelich (a former individual General Partner) related to the Distribution Guaranty.

  Below is a table summarizing the historical data for distribution per Unit invested:

Distribution
   Date      1996     1995     1994      1993     1992      1991

February 15 $22.3597 $22.3597 $22.3597  $22.3597 $21.7386  $22.9808

May 15       22.3597  22.3597  22.3597   22.3597  21.7386   22.9808

August 15         --  22.3597  22.3597   22.3597  21.7386   21.7386

November 15           22.3597  26.1121   22.3597  21.7386   21.7386

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

         The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission (the "Commission"), to solicit proxies for use at a special meeting of the Limited Partners (the "Special Meeting") originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various pending legal issues, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described herein.

         The Special Meeting of Interest Holders of Brauvin High Yield Fund L.P.II was held on Friday, November 8, 1996 at 9:30 a.m. At this Special Meeting, the Interest Holders holding a majority of the Units approved the merger of the Partnership with and into the Purchaser. At the Special Meeting, Interest Holders holding a majority of the Units approved the adoption of an amendment to the Partnership Agreement to allow the majority vote of the Interest Holders to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

         By approving the Merger, the Limited Partners also approved an amendment of the Restated Limited Partnership Agreement of the Partnership, as amended (the "Partnership Agreement") allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). In addition, the Delaware Revised Uniform
Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. The
Partnership Agreement does not address this matter. Neither the Act nor the Partnership Agreement provide the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

         The actual redemption price will be based on the fair market value of the properties of the Partnership (the "Assets") as determined by an independent appraiser at such time as is specified in the certificate of merger (the "Effective Time"), plus all remaining cash of the Partnership (which will not include earnings after July 31, 1996, which due to the wind up and litigation costs of the Partnership are expected to be nominal), less the Partnership's actual costs incurred and accrued through the Effective Time, including reasonable reserves in connection with:
(i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

         Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets. Cushman & Wakefield was subsequently engaged to provide an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. Cushman & Wakefield has preliminarily determined that the fair market value of the Assets of the Partnership is $30,183,300, which is approximately $748.09 per Unit. In addition, Cushman & Wakefield has finalized and issued its opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view.

         The General Partners are Jerome J. Brault, the managing general partner of the Partnership (the "Managing General Partner"), Brauvin Realty Advisors II, Inc., the corporate general partner of the Partnership (the "Corporate General Partner") and David M. Strosberg. Mr. Cezar M. Froelich (a former individual Genral Partner) gave notice of his intent to resign as a General Partner of the Partnership on May 23, 1996. Pursuant to the terms of the Partnership Agreement, Mr. Froelich's resignation became effective on on September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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


         The General Partners have temporarily suspended all distributions to Limited Partners and liquidations pending consummation of the Transaction.

Results of Operations - Nine months ended September 30, 1996 and
1995

         Results of operations for the Partnership for the nine months ended September 30, 1996 reflected net income of $1,838,157 compared to net income of $2,215,369 for the nine months ended September 30, 1995, a decrease of approximately $377,200. The decrease in net income is a result of an increase in expense as a result of the Transaction and the Partnership hiring an independent real estate company to conduct property valuations. The increase in expenses was partially offset by increases in rental and interest income.

         Total income for the nine months ended September 30, 1996 was $3,200,704 as compared to $3,159,238 for the period ended September 30, 1995, an increase of approximately $41,500. The increase in total income is primarily due to the increases in rental and interest income. Rental income increased as a result of increased percentage rent earned at certain of the Partnerships properties. Interest income increased as a result of higher cash balances during 1996.

         Total expenses for the nine months ended September 30, 1996 were $1,139,324 as compared to $719,905 for the period ended September 30, 1995, an increase of approximately $419,400. The increase in expenses is primarily the result of an increase in Transaction costs due to legal and other professional fees paid or accrued as a result of the Transaction. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations pursuant to the terms of the Prospectus.

Results of Operations - Three months ended September 30, 1996 and
1995

         Results of operations for the Partnership for the three months ended September 30, 1996 reflected net income of $463,936 compared to net income of $729,324 for the three months ended September 30, 1995, a decrease of approximately $265,400. The decrease in net income is a result of an increase in expenses as a result of the Transaction and the Partnership hiring an independent real estate company to conduct property valuations. The increases in expenses was partially offset by an increase in rental income.

         Total income for the three months ended September 30, 1996 was $1,070,924 as compared to $1,046,224 for the period ended September
30, 1995, an increase of approximately $24,700. The increase in total income is primarily due to the increase in rental income, which was the result of increased percentage rent earned at certain of the Partnerships properties.

         Total expenses for the three months ended September 30, 1996 were $531,934 as compared to $241,735 for the period ended
September 30, 1995, an increase of approximately $290,200. The increase in expenses is primarily the result of an increase in Transaction costs due to legal and other professional fees paid or accrued as a result of the Transaction. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations.

                       PART II - OTHER INFORMATION

         ITEM 1. Legal Proceedings.

               Two legal actions, as hereinafter described, were recently filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as, in one instance, against the Partnership on a nominal basis. Each of these actions was brought by limited partners of the partnership. The Partnership, and/or these certain General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

                    A. The Florida Lawsuit

               On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership, along with the other partnerships proposed to be party to a merger or sale with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser"), is named as a "Nominal Defendant" in a lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the other partnerships affiliated with the Partnership (the "Affiliated Partnerships"), have been named as Defendants.
               James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a Defendant.

               Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Partnership Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser. The Defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

               On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the Special Meetings of the Limited Partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling.

                    B. The Illinois Lawsuit

               On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C., Docket No. 96C6025. The Partnership is not named as a Defendant in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the other Affiliated Partnerships, are named as Defendants.

               The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Partnership Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

               On September 20, 1996, the District Court entered an order postponing until October 9, 1996 the Special Meeting of the Limited Partners of the Partnership and of the other partnerships to vote on the proposed transactions with the Purchaser, which meetings had been scheduled for September 24, 1996.

               On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the Limited Partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The
               Mills Firm, as counsel for the class.   On October
               2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the Special Meetings of the Limited Partners and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

               On September 27, 1996, counsel for plaintiffs, The Mills Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the proposed transaction with the Purchaser. On September 30, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") moved the District Court to invalidate revocations of proxies procured by The Mills Firm's September 27, 1996 letter on the basis that The Mills Firm's September 27, 1996 letter was materially misleading in violation of the federal securities laws and SEC proxy rules.

               On October 11, 1996, the Operating General Partners of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Firm, alleging that plaintiffs and The Mills Firm violated the federal securities laws and SEC proxy rules by sending their September 27, 1996 letter to the Limited Partners.

               On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Firm admitted that it violated the SEC proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the SEC in violation of SEC requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Firm is false or misleading in several significant respects.

               Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling has been appealed to the Seventh Circuit Court of Appeals. The Court of Appeals has granted the request of the Operating General Partenrs for an expedited hearing and the Court of Appeals has scheduled oral arguments for January 1997.

     ITEM 2.   Changes in Securities.

               None.

     ITEM 3.   Defaults Upon Senior Securities.

               None.

     ITEM 4.   Submission Of Matters To a Vote of Security Holders.

               None.

     ITEM 5.   Other Information.

               None.

     ITEM 6.  Exhibits and Reports On Form 8-K.

               Exhibit 27.  Financial Data Schedule

               Form 8-K. Item 5. Notification of the partners of the law suits filed against the Partnership and certain General Partners of the Partnership regarding the Transaction. This Form 8-K was dated September 17, 1996 and filed on September 23, 1996.

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

                    DATE: November 18, 1996



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: November 18, 1996