Form 10-K
period 1996-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 1997-04-14
CIK 832775

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended   December 31, 1996
                                or
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

Portions of the Prospectus of the registrant dated June 17, 1988, as supplemented July 12, 1988, March 1, 1989, April 28, 1989, and June 7, 1989 and filed pursuant to Rule 424(b) and Rule 424(c)under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.
                        BRAUVIN HIGH YIELD FUND L.P. II
                         1996 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 19

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 23

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 24
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 25

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 27

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure. . . . . . 37

                             PART III

Item 10. Directors and Executive Officers of the Partnership.. . . . . 38

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 40

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 42

Item 13. Certain Relationships and Related Transactions. . . . . . . . 43

                             PART IV

Item 14. Exhibits, Consolidated Financial Statements and
         Schedule, and Reports on Form 8-K . . . . . . . . . . . . . . 44

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September
30, 1989.   An additional $4,059,178 of Units has been purchased by
Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1996. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to Participants. Of the Units issued under the Plan as of December 31, 1996, $2,886,915 have been repurchased by the Partnership from investors liquidating their investment and have been retired. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns.

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

  It was originally contemplated that the Partnership would dispose of its properties approximately six to nine years after their acquisition with a view towards liquidation of the Partnership within that period.

  In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 (the "Merger Agreement") with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser") affiliated with certain General Partners of the Partnership. Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership.

  On November 8, 1996, a special meeting of the Limited Partners (the "Special Meeting") was held at the office of the Partnership where a vote of the Limited Partners was taken and the merger of the Partnership with the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996, as supplemented (the "Proxy"). Further information regarding the Merger is located in Items 3, 7 and 13 below.

 The terms of the transactions between the Partnership and affiliates of the General Partners of the Partnership are set forth in Item 13 below. Reference is hereby made for a description of such terms and transactions.

  The restated limited partnership agreement of the Partnership
(the "Agreement") provides that the Partnership shall terminate
December 31, 2025, unless sooner terminated pursuant to its terms.

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

  Although management of the Partnership anticipates that the Merger will be consummated by the end of the second quarter of 1997, should the Merger not be completed, the General Partners of the Partnership will have to determine whether to continue its operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.



  Item 2.    Properties.

 The Partnership is landlord only and does not participate in the operations of any of the properties discussed herein. All properties are occupied and all lease payments to the Partnership are current with the exception of the former Hardee's restaurant located in Albion, Michigan, the Ponderosas located in Sweden, New York and Joliet, Illinois and the two Chi-Chi's restaurants (as discussed in the following summary). All properties were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

 The Taco Bell restaurant located in Schofield, Wisconsin was sold in February 1994 (see Item 7). In October 1994, the Partnership exchanged the Ponderosa restaurant in Apopka, Florida for a Ponderosa restaurant in Joliet, Illinois.

 On October 31, 1996, the Partnership and three other affiliated public real estate limited partnerships formed a joint venture, Brauvin Bay County Venture, to purchase the land and building underlying a newly constructed Blockbuster Video Store. The Partnership has a 26% interest in this joint venture.

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

 In July 1995, Metromedia, the parent of Ponderosa, closed the Orchard Park, New York restaurant. In exchange for the closed Ponderosa, the Partnership agreed to accept the building and land underlying a Tony Roma's restaurant. The Tony Roma property is located at 3780 Towne Crossing Boulevard in Mesquite, Texas. The building, built in 1984, consists of 5,600 square feet situated on a 49,810 square foot parcel of land. The Tony Roma's restaurant provides additional base rent of approximately $2,000 per year plus percentage rents and future rent escalations upon excercise of lease renewals.

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

 In June 1995, Metromedia, the parent of Ponderosa, closed the Joliet, Illinois Ponderosa with the intent of converting the site into a Bennigan's restaurant. Subsequently, Metromedia changed its position and is currently looking for a suitable sublessee. Under the terms of its lease, Metromedia is continuing to pay rent to the Partnership.

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

 On October 31, 1996, the Partnership's property located in
Sweden, New York had a fire. As a result of this casualty, Ponderosa terminated its lease at this property as of December 31, 1996. The Partnership is contesting this lease termination.
Subsequent to the lease termination, no rents had been received by the Partnership for this property.

 It is anticipated that the Partnership will receive approximately $200,000 in initial insurance proceeds to repair the fire damage to the property. In addition, upon completion of the repairs to the property, the Partnership will receive an additional $60,000 of insurance proceeds.

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

Eureka, Missouri

 Unit 857 is located at 80 Hilltop Village Center. The building, built in 1981 and renovated in 1986, is a one-story, 5,360 square foot building constructed with wood over wood frame on an approximately 71,400 square foot site.

Joint Venture Ponderosas:

 The Partnership has a 99% interest in a Joint Venture with an affiliated public real estate limited partnership that acquired the following six Ponderosas:

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

Scandinavian Health Spa

 The Partnership has a 51% interest in a joint venture with an affiliated public real estate limited partnership that purchased the Scandinavian Health Spa. The Scandinavian Health Spa is a 36,556 square foot health club located on a three-acre parcel in Glendale, Arizona, a suburb of Phoenix. The Health Spa is a two-story health and fitness workout facility located within the 195,000 square foot Glendale Galleria Shopping Center.

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

 The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership continued to receive rent payments from the lessee, which Avis Lube, Inc. guaranteed to the Partnership until the lease expired in June 1996. Avis Lube, Inc. subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lubes, Inc. The Partnership signed new leases with the sublessee to operate the properties, as lessee, which commenced on June 1, 1996. The leases are for a 14 year term. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road is $54,000.

Rock Hill, Missouri

 The Avis Lube is located at 9725 Manchester Road, two miles west of the St. Louis, Missouri city limits. The building, built in 1988, consists of 2,940 square feet situated on a 21,143 square foot parcel. The building was constructed using brick veneer and has four oil change bays, two with service pit work access and two with ground level work access.

  The lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property in April 1994. The Partnership had continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. subleased the property through March 1996 to an unaffiliated sublessee, FOCO, Inc., an auto/oil repair operator. The Partnership signed a new lease with the sublessee to operate the property effective March 26, 1996. The lease is for 42 months and provides for annual base rent of $55,000.

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

 The tenant in the Albion and St. John's properties abandoned the St. Johns property in December 1993 and the Albion property in January 1994.

 In 1994, the Partnership entered into a lease with Jasaza, Inc. to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease but was to increase each year. In addition, starting in year three of the lease, percentage rents were to become due. However, on April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant, was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

 During the third quarter of 1994, the Partnership recorded a provision for impairment of $500,000 related to an other than temporary decline in the value of real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

 In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield") to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30%
(land) and 70% (building).

Blockbuster Video:

South Orange, New Jersey

 The video store is located at 57 South Orange Avenue in downtown
South Orange. The 6,705 square foot brick building was completely renovated in 1990 and consists of a primary level, a mezzanine level plus a full basement for storage.
Chi-Chi's:

 During 1995, Chi-Chi's, the sub-tenant under a master lease with Foodmaker, closed each of its three restaurants owned by the Partnership because they were not profitable. Under the terms of the three leases, Foodmaker, the master tenant and guarantor, is continuing to pay rent for the properties, while actively seeking subtenants. In February 1995, the Chi-Chi's restaurant in Clarksville, Tennessee closed. During the third quarter of 1995 the Chi-Chi's restaurants in Charlotte, North Carolina and Richmond, Virginia were closed.

 Foodmaker owns, operates and franchises Jack In The Box, a chain of fast-food restaurants located principally in the western and southwestern United States. Until January 27, 1994, Foodmaker also owned Chi-Chi's, a chain of full-service, casual Mexican restaurants located primarily in the Midwestern and Midatlantic United States.

 For the year ended September 29, 1996, Foodmaker recorded revenues of $ 1.063 billion from their 391 franchise owned and 879 company owned stores.

Richmond, Virginia

 Unit 353 is located at 9135 West Broad Street in Richmond and consists of a 7,270 square foot restaurant with a seating capacity of 280. The property was built in January 1990 and is situated on approximately one acre of land.

 Chi-Chi's has undertaken to re-lease the closed Richmond, Virginia restaurant. In April 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Richmond, Virginia property. This new sub-tenant (Sino-American of Richmond, Virginia) has an approximate lease occupation date of June 1, 1997. Foodmaker continues as the guarantor under the terms of the second sub-lease.

Charlotte, North Carolina

 Unit 373 is located at 2522 Sardis Road North at the intersection of Independence Boulevard. The property is situated on a 1.5 acre parcel and consists of a 7,270 square foot restaurant with a seating capacity for 280. The property opened in May 1990.

 Chi-Chi's has undertaken to re-lease the closed Charlotte, North Carolina restaurant. In March 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Charlotte, North
Carolina property.   This new sub-tenant (Carolina Country BBQ of
Charlotte, North Carolina) occupied the facility in June 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

Clarksville, Tennessee

 Unit 366 is located in Governor's Square Shopping Center at 2815
Guthrie Road in Clarksville. The property consists of a 5,678 square foot restaurant with seating for 180 people and is situated on an approximately 50,000 square foot parcel of land. The property opened in May 1990.

 Chi-Chi's has undertaken to re-lease the closed Clarksville, Tennessee restaurant. In October 1996, a potential sub-tenant executed a second sub-lease with Chi-Chi's for the Clarksville, Tennessee property. This new sub-tenant (Loco Lupe of Clarksville, Tennessee) opened to the public on February 17, 1997. Foodmaker continues as the guarantor under terms of the second sub-lease.

Joint Venture Blockbuster:

Callaway, Florida

 The Partnership owns a 26.0% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video Store. The property is located at 123 N. Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

 The following table summarizes the operations of the Partnership's properties.

                                                BRAUVIN HIGH YIELD FUND L.P. II
                                                   SUMMARY OF OPERATING DATA
                                                       DECEMBER 31, 1996
                                                 PERCENT OF       1996     1996        LEASE
                                     PURCHASE      ORIGINAL      RENTAL    PERCENT    EXPIRATION         RENEWAL
   PROPERTIES                          PRICE      UNITS SOLD     INCOME    OF TOTAL    DATES             OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA    $ 2,677,500       6.9%    $  364,385      9.7%      2009      4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS        5,628,150      14.5%       706,872     18.7%      2003      4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI        381,200       1.0%        63,661      1.7%      2003      NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (A)                      246,300       0.6%            --       --         --      NONE
14 PONDEROSA RESTAURANTS             12,269,992      31.5%     1,476,000     39.1%    2003-2004   2 FIVE YEAR OPTIONS
3 CHILDRENN'S WORLD LEARNING CENTER   2,368,922       6.1%       299,535      7.9%    2004-2009   2 FIVE YEAR OPTIONS
3 AVIS LUBE OIL CHANGE CENTERS        1,539,964       4.0%       182,148      4.8%      2010      2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI(B)     897,348      2.3%        25,593       .7%      2010      NONE
HARDEE'S RESTAURANT -
 ALBION, MI PROPERTY (C)                883,477       2.3%            --       --         --      NONE
HARDEE'S RESTAURANT -
 NEWCASTLE, OK                          479,025       1.2%        63,381      1.7%      2010      2 TEN YEAR OPTIONS
BLOCKBUSTER VIDEO RENTAL              1,100,000       2.8%       149,145      3.9%      2010      2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS               3,369,000       8.6%       442,346     11.7%      2011      4 FIVE YEAR OPTIONS
26% OF 1 BLOCKBUSTER VIDEO STORE -
 CALLAWAY, FL                           263,596       0.7%         4,811      0.1%      2006      3 FIVE YEAR OPTIONS
                                    $32,104,474      82.5%    $3,777,877    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
      (A) SOLD FEBRUARY 18, 1994
      (B) RELEASED TO DAIRY QUEEN FRANCHISEE.  LEASE COMMENCED FEBRUARY 1, 1995.
      (C) FOR LEASE

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

Item 3.   Legal Proceedings.

   Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the other Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act, 815 ILCS 505 et seq. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, Jerome J. Brault and the Corporate General Partner (collectively, the "Operating General Partners") of the Partnership filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Securities and Exchange Commission (the "Commission") in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval on November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules (15 U.S.C. section 78n(a), 17 C.F.R. sections 240.14a-9, 140.14a-4) by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, 815 ILCS 505 et seq., and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate
General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense.

Item 4.   Submission of Matters to a Vote of Security Holders.

  A Special Meeting of the Limited Partners was held on Friday, November 8, 1996 at 9:30 a.m. At this Special Meeting, the Limited Partners holding a majority of the Units approved the merger of the Partnership with and into the Purchaser. Additionally, at the Special Meeting, Limited Partners holding a majority of the Units approved the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership.

                                PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1996, there were approximately 2,641 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1996, 1995 and 1994 were $1,814,767, $3,582,492 and $3,726,277, respectively. Of the
$3,726,277 cash distributions to Limited Partners in 1994, $248,257 was a return of capital. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. See Item 7. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Limited Partners at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Merger, the Purchaser has agreed to allow distributions of net income accruing from and after January 1, 1997 until the Merger is consummated. See Item 7.

  The Partnership provided for a reserve in its initial offering to fund cash distributions in excess of operating cash flow. Such payments from the reserve represent a return of capital and represent less than 2% of cumulative distributions through February 15, 1997.

Item 6.   Selected Financial Data.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
                Years Ended December 31, 1996, 1995 and 1994

                                1996         1995           1994
Selected Income Statement Data:
  Rental Income (a)          $4,130,302   $4,192,243     $4,198,955

  Interest Income                93,923       68,435         31,248

  Net Income                   1,824,01    3,039,738      2,564,375

  Net Income Per Unit (b)        $45.23       $75.82         $64.69

Selected Balance Sheet Data:
Cash and Cash Equivalents    $2,413,914  $ 1,374,779     $1,106,917

  Land and Buildings         35,401,164    35,951,164    35,951,164
  Total Assets               33,290,582    33,207,008    33,630,071

Cash Distributions to
  Limited Partners (c)        1,814,767     3,582,492     3,478,020

  Cash Distributions to Limited
     Partners Per Unit (b)       $45.00        $89.36       $87.74

  (a) This includes $67,561, $67,561 and $73,122 of non-cash income related to the change in the deferred rent receivable balance for 1996, 1995 and 1994, respectively.

  (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

  c) This includes $10,278, $9,060 and $14,717 paid to various states for income taxes on behalf of all Limited Partners for the years 1996, 1995 and 1994, respectively.

    The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
                   Years Ended December 31, 1993 and 1992

                                            1993            1992
Selected Income Statement Data:
  Rental Income                         $4,128,233      $4,064,706

  Interest Income                           12,876          20,440

  Net Income                             2,346,355       2,936,205

  Net Income Per Unit (a)                   $57.82          $72.62

Selected Balance Sheet Data:
 Cash and Cash Equivalents                $799,390       $ 548,439


Land and Buildings                      36,727,348      36,727,348

  Total Assets                          34,704,875      35,626,490

  Cash Distributions to
    Limited Partners (b)                 3,569,741       3,456,204

  Cash Distributions to Limited
    Partners Per Unit (a)                   $90.22          $87.68


(a) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

(b) This includes $10,909 and $7,856 paid to various states for income taxes on behalf of all Limited Partners for the years 1993 and 1992, respectively.

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

       Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1996, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

  The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owns a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two Taco Bell restaurants, formed a 51% equity interest in an affiliated joint venture which purchased a Scandinavian Health Spa and purchased the land and buildings underlying seven additional Ponderosa restaurants. In 1990, the Partnership purchased the land and buildings underlying three Children's World Learning Centers, three Hardee's restaurants and three Avis Lubes. The Partnership purchased three Chi-Chi's restaurants in 1991.

   On October 31, 1996, the Partnership purchased a 26% equity interest in a joint venture with affiliated public real estate limited partnerships (the "Bay County Venture"). The Bay County Venture purchased real property upon which a newly constructed Blockbuster Video store is operated. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

  The Partnership's acquisition process is now completed with the exception of acquisitions made with funds raised through the Plan.

  The tenant in the Albion and St. Johns properties abandoned the St. Johns property in December 1993 and the Albion property in January 1994.

  In 1994, the Partnership entered into a lease with Jasaza, Inc. to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease but was to increase each year. In addition, starting in year three of the lease, percentage rents were to become due. However, on April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant, was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

  During the third quarter of 1994, the Partnership recorded a provision for impairment of $500,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

  In 1996, the Partnership engaged Cushman & Wakefield to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

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

       In April 1994, the lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property. The Partnership had continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. subleased the property through March 1996 to an unaffiliated sublessee, FOCO, Inc., an auto/oil repair operator. The Partnership signed a new lease with the sublessee to operate the property effective March 26, 1996.
The lease is for 42 months and provides for annual base rent of $55,000. The new lease rent is lower than previous rent.

       The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership continued to receive rent payments from the lessee, which Avis Lube, Inc. guaranteed to the Partnership until the lease expired in June 1996. Avis Lube, Inc. subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lubes, Inc. The Partnership signed new leases with the sublessee to operate the properties, as lessee, which commenced on June 1, 1996. The leases are for a 14 year term. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road is $54,000. The new lease rents are lower than the previous rents.

       The Partnership made distributions to Limited Partners for calendar years 1994, 1995 and 1996 (the final payment for each year from 1994-1995 being made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. As described in Footnote 8 to the section of the Prospectus on pages 8 and 9 entitled "Estimated Use of Proceeds of Offering", the Partnership set aside 1% of the gross proceeds of the Offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date
(February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

       In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1996, 1995 and 1994, $140,000 was due from the General Partners related to the Distribution Guaranty.

       Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet
insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that
distributions would not be paid out of Capital Contributions, as
defined in the Prospectus.   The cumulative deficit produced has
been reduced from $136,000 at December 31, 1990 to $0 at December 31, 1996, as Operating Cash Flow has exceeded distributions since December 31, 1990.

  Below is a table summarizing the four year historical data for distribution rates per unit:

  Distribution
     Date          1997      1996      1995      1994

  February 15              $22.3597  $22.3597    $22.3597

  May 15                    22.3597   22.3597     22.3597

  August 15                      --   22.3597     22.3597

  November 15                    --   22.3597     26.1121

  Pursuant to the terms of the Merger Agreement, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various pending legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

  By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners of the Partnership. Neither the Act nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

  Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the Transaction is fair, from a financial point of view, to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction is believed by Cushman & Wakefield to be reasonable.

  In addition to Mr. Jerome J. Brault, the Managing General
Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, Mr. David M. Strosberg is also an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault have an indirect economic interest in consummating the Transaction that is in conflict with the economic interests of the Limited Partners. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

  Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending. The Operating General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the merger price.

  In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

  A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited
Partners on March 31, 1997 in the amount of approximately $814,500.

  Results of Operations - Years ended December 31, 1996 and 1995

  Results of operations for the Partnership for the year ended December 31, 1996 reflected net income of $1,824,011 compared to net income of $3,039,738 for the year ended December 31, 1995, a decrease of approximately $1,215,700. The decrease in net income resulted from an increase in expense as a result of the Transaction, the Partnership hiring an independent real estate company to conduct property valuations and a provision for impairment on other than a temporary decline in the value of the real estate. The increase in expenses was partially offset by an increase in interest income.

  Total income for the year ended December 31, 1996 was $4,227,229 as compared to $4,268,386 for the year ended December 31, 1995, a decrease of approximately $41,200. The decrease in total income is primarily due to the decreases in rental income. Interest income increased as a result of the Partnership having more funds invested in properties in 1996, however, rental income decreased due to decreased percentage rent earned at certain of the Partnership's properties.

  Total expenses for the year ended December 31, 1996 were $2,106,603 as compared to $930,775 for the year ended December 31, 1995, an increase of approximately $1,175,800. The increase in expenses is primarily the result of an increase in Transaction costs of $453,013 due to legal and other professional fees paid or accrued as a result of the Transaction and a provision for impairment on other than a temporary decline in the value of the real estate of $550,000 for the St. Johns, Michigan and Albion, Michigan properties. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.




  Results of Operations - Years ended December 31, 1995 and 1994

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




  Results of Operations - Years ended December 31, 1994 and 1993

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

  Other Information

  On March 15, 1989, Mr. David M. Strosberg resigned as an employee of the Corporate General Partner and certain affiliates of the Corporate General Partner. Currently, Mr. Strosberg remains an Individual General Partner of the Partnership. The remaining General Partners do not believe that Mr. Strosberg's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.


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


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         During the Partnership's two most recent fiscal years, there have been no changes in, or disagreements with, the accountants.

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

     The principal officers and directors of the Corporate General Partner are:

  Mr. Jerome J. Brault . . . . . .  Chairman of the Board of Directors,
                                    President, Chief Executive Officer
                                    and Director

  Mr. B. Allen Aynessazian . . . .  Treasurer and Chief Financial
                                    Officer

  Mr. James L. Brault. . . . . . .  Vice President and Secretary

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

         MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

         MR. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acted as counsel to the General Partners, the Partnership and certain of their affiliates.
His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the Corporate General Partner in December 1994 and as an Individual General Partner effective as of September
17, 1996.

         MR. JAMES L. BRAULT (age 36) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is an officer of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in
Finance and Investments from George Washington University,
Washington, D.C. in 1987.  Mr. Brault is the son of Mr. Jerome J.
Brault.

         MR. B. ALLEN AYNESSAZIAN (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs. He is the chief financial officer of Brauvin Net
Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc.
and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996.
Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 1995 or 1994. An acquisition fee of $19,171 was paid in 1996 related to the purchase of the Bay County Venture.

  As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1996, 1995, and 1994, $140,000 was due from the
General Partners related to the Distribution Guaranty.

      Furthermore, since at December 31, 1990, the Partnership had not yet completed its acquisition process and Operating Cash Flow together with the Distribution Guaranty Reserve was as yet insufficient to fund distributions, the General Partners committed to advance an additional $136,000 to maintain the 9.25% per annum distribution through December 31, 1990 and ensure that distributions would not be paid out of Capital Contributions, as
defined in the Prospectus.   The cumulative deficit remaining was
$0, $0, and $23,000 at December 31, 1996, 1995 and 1994,
respectively.

   An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $42,653, $42,134 and $41,934 in 1996, 1995 and 1994 respectively, for providing such services to the Partnership.

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

         (k) Not applicable.

         (l) Not applicable.


         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1996, 1995 and 1994:

                                        1996     1995       1994

    Selling commissions               $ 12,307  $48,712   $45,464
    Management fees                    42,653     42,134   41,934
    Reimbursable operating expenses   135,590     80,583   74,400
    Legal fees                          3,993    11,642    18,477
    Acquisition fees                   19,171        --        --
    Transaction costs                  14,873        --        --


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

 (b)     None of the officers and directors of the Corporate
         General Partner of the Partnership purchased Units.

 (c) Other than as described in the Proxy, the Partnership is not aware of any arrangements which may result in a change in control of the Partnership.

 No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.


(a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate
        General Partner, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and"Conflicts of Interest" at pages
        10 to 15 and the section of the Agreement entitled
        "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership, the General Partners and certain of their respective affiliates.

   (c) The General Partners owe the Partnership, at December 31, 1996, 1995 and 1994, approximately $140,000.

   (d)  There have been no transactions with promoters.

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedule, and Reports on Form 8-K.

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

   (3)        Exhibits required by the Securities and Exchange
              Commission Regulation S-K Item 601:

   (10)(d)    First Amendment and Waiver to Agreement and Plan of
              Merger.

   (22)       Subsidiaries of the Registrant.

   (27)       Financial Data Schedule.

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

(b) Form 8-K. On November 8, 1996, the vote of the Limited Partners was taken and resulted in approval of the merger of the Partnership per the terms of the Proxy. This Form 8-K was dated and filed on November 8, 1996.

(c) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.



  The following exhibits are incorporated by references to the Registrant's fiscal year ended December 31, 1994 Form 10-K (File No. 0-17756):

         Exhibit No.      Description

      (10)(b)(1)    Management Agreement

      (19)(a)       Amendment to Distribution Reinvestment Plan

      (28)       Pages 8-15 of the Partnership's Prospectus dated
                 June 17, 1988 as supplemented, and pages A-10 to A-15 and A-17 to A-20 of the Agreement.

  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1996 (File No. 0-17557):

      Exhibit No.   Description

      (10)(c)       Merger Agreement.

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

                        BRAUVIN HIGH YIELD FUND L.P. II

                        BY: Brauvin Realty Advisors II, Inc.
                           Corporate General Partner

                            By:/s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer

                            By:/s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer and Treasurer

                            By:/s/ James L. Brault
                                 James L. Brault
                                 Executive Vice President and Secretary


                           INDIVIDUAL GENERAL PARTNERS


                           /s/ Jerome J. Brault
                                      Jerome J. Brault




                                      David M. Strosberg

DATED: April 11, 1997

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .. F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets, December 31, 1996 and 1995 . .F-3

         Consolidated Statements of Operations, for the years
         ended December 31, 1996, 1995 and 1994. . . . . . . . . . .F-4

         Consolidated Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994. . . . . . . . . . .F-5

         Consolidated Statements of Cash Flows, for the years ended
         December 31, 1996, 1995 and 1994. . . . . . . . . . . . . .F-6

         Notes to Consolidated Financial Statements. . . . . . . . .F-7

        Schedule III -- Real Estate and Accumulated Depreciation,
        December 31, 1996. . . . . . . . . . . . . . . . . . . . . .F-29

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable, or immaterial.

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of Brauvin High Yield Fund L.P. II (a limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/ Deloitte & Touche LLP



Chicago, Illinois
February 10, 1997
(April 2, 1997 as to Note 9)

                           CONSOLIDATED BALANCE SHEETS

                                   December 31,          December 31,
                                      1996                  1995
ASSETS
Investment in real estate (Note 7):
   Land                             $10,961,124           $11,126,124
   Buildings                         24,440,040            24,825,040
                                     35,401,164            35,951,164
   Less: Accumulated depreciation    (5,357,473)           (4,635,384)
   Net investment in real estate     30,043,691            31,315,780

Investment in Brauvin Bay
 County Venture (Note 8)                283,793                    --
Cash and cash equivalents             2,413,914             1,374,779
Rent receivable                          37,063                56,975
Deferred rent receivable                342,539               274,978
Due from General Partners (Note 5       140,000               150,175
Other assets                             29,582                34,321
          Total Assets              $33,290,582           $33,207,008

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                          $     59,233           $    61,759
Rent received in advance                142,596                58,344
          Total Liabilities             201,829               120,103

MINORITY INTEREST:
 Brauvin High Yield Venture              32,374                33,746
 Brauvin Funds Joint Venture          2,450,861             2,472,647

PARTNERS' CAPITAL:
General Partners                        319,429               319,429
Limited Partners                     30,286,089            30,261,083
          Total Partners' Capital    30,605,518            30,580,512

          Total Liabilities and
           Partners' Capital        $33,290,582           $33,207,008

     See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended December 31, 1996, 1995 and 1994

                                          1996         1995        1994
INCOME
Rental (Note 4)                        $4,130,302  $4,192,243  $4,198,955
Interest                                   93,923      68,435      31,248
Other                                       3,004       7,708      19,057
   Total income                         4,227,229   4,268,386   4,249,260

EXPENSES
General and administrative                245,571     161,125     170,956
Management fees (Note 3)                   42,653      42,134      41,934
Provision for bad debts                        --          --      68,374
Amortization of deferred
 organization costs and
 other assets                               2,497       5,427       4,327
Depreciation                              722,089     722,089     729,368
Transaction costs (Note 9)                453,013          --          --
Valuation fees                             90,780          --          --
Provision for impairment(Note 7)          550,000          --     500,000
   Total expenses                       2,106,603     930,775   1,514,959
Income before gain on sale and
 minority and equity interests'
 share of net income                    2,120,626   3,337,611   2,734,301
Gain on sale                                   --          --     126,743
Minority interest share
 in net income:
  Brauvin High Yield Venture               (5,828)     (5,967)     (5,585)
  Brauvin Funds Joint Venture            (291,814)   (291,906)   (291,084)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                1,027          --         --
Net Income                             $1,824,011  $3,039,738  $2,564,375
Net income allocated to the
 Limited Partners                      $1,824,011  $3,039,738  $2,564,375
Net income per
 Unit outstanding (a)                  $    45.23  $    75.82  $    64.69

(a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

     See accompanying notes to consolidated financial statements



            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the years ended December 31, 1996, 1995 and 1994

                                General        Limited
                               Partners       Partners *       Total

Balance, January 1, 1994       $319,429      $31,428,289    $31,747,718

Contributions, net                   --          207,446        207,446
Return of capital                    --         (248,257)      (248,257)
Selling commissions and
 other offering costs                --          (56,161)       (56,161)
Net income                           --        2,564,375      2,564,375
Cash distributions                   --       (3,478,020)    (3,478,020)
Balance, December 31, 1994        9,429       30,417,672     30,737,101

Contributions, net                   --          446,338        446,338
Selling commissions and
 other offering costs                --          (60,173)       (60,173)
Net income                           --        3,039,738      3,039,738
Cash distributions                   --       (3,582,492)    (3,582,492)
Balance, December 31, 1995      319,429       30,261,083     30,580,512

Contributions, net                   --           30,965         30,965
Selling commissions and other
 offering costs                      --          (15,203)       (15,203)
Net income                           --        1,824,011      1,824,011
Cash distributions                   --        1,814,767)    (1,814,767)
Balance, December 31, 1996     $319,429      $30,286,089    $30,605,518

* Total Units outstanding at December 31, 1996, 1995 and 1994 were 40,347, 40,316 and 39,866, respectively. Cash distributions to Limited Partners per Unit were $45.00, $89.36 and $87.74 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.
        See accompanying notes to consolidated financial statements



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the years ended December 31, 1996, 1995 and 1994

                                             1996         1995         1994
Cash Flows From Operating Activities:
Net income                                $1,824,011  $3,039,738 $2,564,375
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                724,586     727,516    733,695
Provision for impairment                     550,000          --    500,000
Gain on sale                                      --          --   (126,743)
Provision for bad debts                           --          --     68,374
Minority interest's share of income
 from  Brauvin High Yield Venture              5,828       5,967      5,585
Minority interest's share of income
from Brauvin Funds Joint Venture             291,814     291,906    291,084
Equity interest share of income
 from Brauvin Bay County Venture              (1,027)         --         --
Decrease (increase) in rent
 receivable                                   19,912       9,639    (99,534)
 Increase in deferred rent receivable        (67,561)    (67,561)   (73,122)
Increase in other assets                        (654)     (7,652)    (4,737)
Decrease in accounts
 payable and accrued expenses                 (2,526)    (69,745)   (17,235)
Increase (decrease) in rent
 received in advance                          84,252    (148,133)   (16,156)
Decrease in due to affiliates                     --      (3,469)   (10,865)
Net cash provided by operating
 activities                                3,428,635   3,778,206  3,814,721
Cash Flows From Investing Activities:
Investment in Brauvin Bay County
 Venture                                    (282,766)         --         --
Proceeds from sale of property                    --          --    375,000
Net cash (used in) provided by
 investing activities                       (282,766)         --    375,000
Cash Flows From Financing Activities:
Sale of Units, net of liquidations,
 selling  commissions and other
 offering costs                               18,658     397,627    161,982
Return of capital                                 --          --   (248,257)
Cash distributions to Limited
 Partners                                 (1,814,767) (3,582,492)(3,478,020)
Decrease (increase)in due from
 General Partners                             10,175      17,521     (1,299)
Decrease in due to General
 Partners                                          --    (23,000)        --
Cash distribution to minority interest -
 Brauvin High Yield Venture                   (7,200)     (6,400)    (7,900)
Cash distribution to minority interest -
 Brauvin Funds Joint Venture                (313,600)   (313,600)  (308,700)
Net cash used in financing
 activities                               (2,106,734) (3,510,344)(3,882,194)
Net increase in cash and cash
 equivalents                               1,039,135     267,862    307,527
Cash and cash equivalents at
 beginning of year                         1,374,779   1,106,917    799,390
Cash and cash equivalents at
 end of year                              $2,413,914  $1,374,779 $1,106,917
       See accompanying notes to consolidated financial statements

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the years ended December 31, 1996, 1995 and 1994

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc., Jerome J. Brault and David M. Strosberg. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 1996, 1995 and 1994, the Partnership has sold $42,982,178, $42,837,384 and $39,866,216 of Units, respectively.
These totals include $4,059,178, $3,914,384 and $3,342,063 of
Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, $2,773,086 and $2,646,347 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

December 31, 1996, 1995 and 1994, respectively.  As of
December 31, 1996, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

 The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a Blockbuster Video store, respectively. In 1995, the Partnership and Metromedia, the parent of Ponderosa Restaurants, exchanged one of the Ponderosa restaurants for a Tony
Roma's restaurant.   The Partnership's acquisition process is now
completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

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



      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

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

  Investment in Joint Venture

  The Partnership owns a 26% equity interest in a joint venture, Brauvin Bay County Venture, which owns one Blockbuster Video Store. The accompanying financial statements include the investment in Brauvin Bay County Venture using the equity method of accounting.

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



    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

  Investment in Real Estate

  The operating properties acquired by the Partnership are stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense is computed on a straight-line basis over approximately 35 years.

  Prior to 1995, the Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated net realizable value when the real estate was judged to have suffered an impairment in value that was other than temporary (see
Note 7). For purposes of this analysis, the cost basis of real estate included deferred rent receivable and accumulated depreciation. Net realizable value is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Estimated net realizable value was calculated based on undiscounted estimated operating cash flows of the property over an expected holding period, with a sales price at the end of the holding period calculated by applying an expected capitalization rate to the stabilized net operating income of the property, less associated sales costs.

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996 and 1995, except as described in Note 7.



    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses;
and rent received in advance.



    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

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




    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

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

(3) TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners manages the Partnership's real estate properties for an annual property management fee equal



    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The General Partners owe the Partnership $140,000 at December 31, 1996, relating to the Distribution Guaranty Reserve.

  The Partnership pays affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

  The Partnership pays an affiliate of the General Partners an acquisition fee in the amount of up to 6% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

  An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                             1996                1995                1994
Selling commissions        $12,307             $48,712             $45,464
Management fees             42,653              42,134              41,934
Reimbursable operating
  expenses                 135,590              80,583              74,400
Legal fees                   3,993              11,642              18,477
Acquisition fees            19,171                  --                  --
Transaction costs           14,873                  --                  --



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
           For the years ended December 31, 1996, 1995 and 1994

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases. The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases as of December 31, 1996:

  Year ending December 31:

     1997                     $ 3,961,139
     1998                       3,961,139
     1999                       4,019,874
     2000                       3,953,047
     2001                       3,950,547
     Thereafter                18,149,487
                              $37,995,233

  Additional rent based on percentages of tenant sales increases was $83,633, $129,786 and $125,427 in 1996, 1995 and 1994,
respectively.

  Approximately 58% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restuarants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

  The tenant in the Albion and St. Johns properties abandoned the St. Johns property in December 1993 and the Albion property in January 1994.



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

  In 1994, the Partnership entered into a lease with a new tenant, Jasaza, Inc., to operate the Albion property as a Hardee's restaurant. The base rent on the property began at a level below the original lease but was to increase each year. In addition, starting in year three of the lease, percentage rents were to become due. However, on April 8, 1994, the Partnership was notified that Jasaza, Inc., the replacement tenant, was terminating its lease at the Albion Hardee's, as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

  During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee to be the new tenant at the St. Johns, Michigan property. The lease is for a five year term and commenced February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period.

  The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership continued to receive rent payments from the lessee, which Avis Lube, Inc. guaranteed to the Partnership until the lease expired in June 1996. Avis Lube, Inc. subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lube, Inc. The Partnership signed new leases with the sublessee to operate the properties, as lessee, which commenced on June 1, 1996. The leases are for a 14 year term. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road is $54,000. The new lease rents are lower than the previous rents.

  In April 1994, the lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property. The Partnership continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. subleased the property through



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
     For the years ended December 31, 1996, 1995 and 1994

March 1996 to an unaffiliated sublessee, FOCO, Inc., an auto/oil repair operator. The Partnership signed a new lease with the sublessee to operate the property effective March 26, 1996. The lease is for 42 months and provides for annual base rent of $55,000. The new lease rent is lower than previous rent.

(5) WORKING CAPITAL RESERVES

         The Partnership has made quarterly distributions to Limited Partners for calendar years 1994, 1995 and the first quarter of 1996 (the final payment for each year is made the following
February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28,
1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The
General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

  The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership had a substantial amount of cash invested in short-term investments, as opposed to properties



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
     For the years ended December 31, 1996, 1995 and 1994

and during 1990 did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners.

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1996, 1995 and 1994, $140,000 was due from the General Partners related to the Distribution Guaranty.

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




     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
     For the years ended December 31, 1996, 1995 and 1994

(7)      PROVISION FOR IMPAIRMENT

  During the third quarter of 1994, the Partnership recorded a provision for impairment of $500,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition percentages of 30% (land) and 70% (building).

  In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield") to prepare an appraisal of the Partnership's properties. As a result of this appraisal, during the fourth quarter of 1996, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition percentages of 30%
(land) and 70% (building).

(8)      INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:




        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
         For the years ended December 31, 1996, 1995 and 1994


                   BRAUVIN BAY COUNTY VENTURE

                        December 31, 1996

Land and buildings, net     $1,069,277
Other assets                    13,531
                            $1,082,808

Liabilities                 $    1,155
Partners' capital            1,081,653
                            $1,082,808


                            Period from
                         October 31, 1996
                          (inception) to
                           December 31,
                              1996

Rental income                  $18,502

Expenses:
  Depreciation                   2,898
  Management fees                  191
  Operating and administrative  11,463
                                14,552
Net income                     $ 3,950

           For the years ended December 31, 1996, 1995 and 1994


(9)   MERGER AND LITIGATION


    Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
         For the years ended December 31, 1996, 1995 and 1994

proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

 The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser.

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The Operating General Partners (as defined below) believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. The Purchaser is aware of these lawsuits and is nonetheless willing to proceed with the Merger, subject to the satisfaction of its due diligence as outlined below.

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
      For the years ended December 31, 1996, 1995 and 1994

Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

         In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

  A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $814,500. Net earnings accruing after March 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
          For the years ended December 31, 1996, 1995 and 1994

  Litigation

  Two legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the named General Partners and their affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

  Plaintiffs filed an amended complaint on October 8, 1996. The amended complaint alleges a purported class action consisting of




        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
         For the years ended December 31, 1996, 1995 and 1994

claims for breach of fiduciary duties, fraud, breach of the Agreement, and civil racketeering. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the proposed transactions with the Purchaser. The defendants have answered plaintiffs' amended complaint, and have denied each of the plaintiffs' allegations of wrongful conduct.

  On October 2, 1996, the plaintiffs in this action requested that the Circuit Court enjoin the special meetings of the limited partners and the proposed transactions with the Purchaser. This motion was denied by the Circuit Court on October 8, 1996, and the Florida appellate court denied plaintiffs' appeal of the Circuit Court's October 8, 1996 ruling. There have been no material developments with respect to this lawsuit since October 8, 1996.

  B. The Illinois Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault; Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief,



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
       For the years ended December 31, 1996, 1995 and 1994

as well as compensatory and punitive damages, relating to the proposed transaction with the Purchaser.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the proposed transaction with the Purchaser. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the Operating General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the Operating General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the Operating General Partners have a likelihood of succeeding


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
         For the years ended December 31, 1996, 1995 and 1994

on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The
Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Partnership Agreement does not allow the Limited Partners to vote in favor of or against the proposed transaction with the Purchaser by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued
          For the years ended December 31, 1996, 1995 and 1994

Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  Pursuant to the Agreement and Delaware law, the Partnership will advance to the defendants their defense costs. The Corporate General Partner has agreed to repay the Partnership for the advances if it is ever determined that the parties were not entitled to receive the advances. No estimate can reasonably be made at this time of any potential liability from the litigation or the costs of defense.

                                                        SCHEDULE III
                                               BRAUVIN HIGH YIELD FUND L.P.II
                                              (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1996
                                                                             Gross Amount at Which Carried
                                                   Initial Cost                   at Close of Period
                                                      Buildings    Cost of              Buildings
                                                        and       Subsequent               and              Accumulated      Date
   Description            Encumbrances (c) Land    Improvements Improvements  Land   Improvements Total   Depreciation (b) Acquired
Ponderosas - BHYF II            $0     $ 3,907,384  $9,117,233       $0  $ 3,907,384 $ 9,117,233 $13,024,617 $2,030,512  9/88-11/89
Ponderosas - BHYV                0       1,810,770   4,225,129        0    1,810,770   4,225,129   6,035,899    993,066        9/88
Taco Bell                        0         128,236     299,218        0      128,236     299,218     427,454     68,059        1/89
Scandinavian Health Spa-BFJV     0       1,657,861   3,868,342        0    1,657,861   3,868,342   5,526,203    819,799        7/89
Children's World Learning Center 0         771,140   1,799,327        0      771,140   1,799,327   2,570,467    333,684   1/90-9/90
Hardee's Restaurant              0         729,798   1,702,861        0      414,798     967,861   1,382,659    286,358   5/90-7/90
Avis Lubes                       0         507,620   1,184,448        0      507,620   1,184,448   1,692,068    220,071   6/90-8/90
Blockbuster Video Store          0         354,644     827,501        0      354,644     827,501   1,182,145    151,121        9/90
Chi-Chi's Restaurant             0       1,408,671   2,150,981        0    1,408,671   2,150,981   3,559,652    454,803        3/91
                                $0      11,276,124 $25,175,040       $0  $10,961,124 $24,440,040 $35,401,164 $5,357,473

<F1>
NOTES:
  (a)  The cost of this real estate is $36,451,166  for tax purposes (unaudited).  The buildings are depreciated over approximately
       35 years using the straight line method.  The properties were constructed between 1969 and 1990.
  (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

   Real estate                                                     1996           1995            1994
    Balance at beginning of year                               $35,951,164    $35,951,164     $36,727,348
    Subtractions - land and buildings (d)                         (550,000)          ----        (776,184)
    Balance at end of year                                     $35,401,164    $35,951,164     $35,951,164
   Accumulated depreciation                                        1996           1995            1994
    Balance at beginning of year                              $  4,635,384   $  3,913,295    $  3,211,854
    Subtractions - (e)                                               ----            ----         (27,927)
    Provision for depreciation                                     722,089        722,089         729,368
    Balance at end of year                                    $  5,357,473   $  4,635,384     $ 3,913,295

<F2>
(c) Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Limited Partners.
(d) The 1994 amount reflects a provision for impairment on land of $150,000 and buildings of $350,000 related to the properties in
    St. Johns and Albion, Michigan and the sale of the Schofield, Wisconsin Taco Bell, cost basis of which was $276,184.  The 1996 amount reflects a provision for impairment on land of $165,000 and buildings of $385,000 related to the properties in St. Johns and Albion, Michigan.
(e) Amount represents accumulated depreciation on the sold Schofield, Wisconsin Taco Bell as of 1/31/94.

                               EXHIBITS
                                  TO

                    BRAUVIN HIGH YIELD FUND L.P. II
                        FORM 10-K ANNUAL REPORT
                           FOR THE YEAR ENDED
                           DECEMBER 31, 1996

                           EXHIBIT INDEX

                   BRAUVIN HIGH YIELD FUND L.P. II

                             FORM 10-K

             For the fiscal year ended December 31, 1996




   Exhibit (10)(d)  First Amendment and Waiver to Agreement and Plan of
                    Merger
   Exhibit (21)     Subsidiaries of the Registrant
   Exhibit (27)     Financial Data Schedule

                           EXHIBIT (10) (d)

                       FIRST AMENDMENT AND WAIVER
                                   to
                      AGREEMENT AND PLAN OF MERGER


    This Amendment and Waiver (the "Amendment") is made and entered into as of March 24, 1997, by and among BRAUVIN HIGH YIELD FUND L.P., a Delaware limited partnership ("Brauvin I"), BRAUVIN HIGH YIELD FUND L.P. II, a Delaware limited partnership ("Brauvin II"), BRAUVIN INCOME PLUS L.P. III, a Delaware limited partnership ("Brauvin III; and together with Brauvin I and Brauvin II, being sometimes collectively referred to as the "Brauvin Partnerships") and BRAUVIN REAL ESTATE FUNDS, L.L.C., a Delaware limited liability company (the "Merger Company").

                         R E C I T A L S

    WHEREAS, the Brauvin Partnerships and the Merger Company have entered into an Agreement and Plan of Merger, dated as of June 14, 1996 (the "Merger Agreement");

    WHEREAS, the assets being acquired by the Merger Company in connection with the Transaction include all earnings of the Brauvin Partnerships from and after August 1, 1996;

    WHEREAS, unforeseen events have led to the delay in the consummation of the Transaction contemplated by the Merger
Agreement;

    WHEREAS, the Brauvin Partnerships have requested that certain funds constituting earnings accrued after August 1, 1996 and currently being held by the Brauvin Partnerships be released to the limited partners of the Brauvin Partnerships;

    WHEREAS, the Merger Company has agreed to allow for the release of certain funds on the condition that the Brauvin Partnerships agree to extend the Termination Date as set forth in the Merger
Agreement; and

    WHEREAS, as a result of the foregoing, the Brauvin Partnerships and the Merger Company desire to amend the Merger Agreement in certain respects and to waive certain provisions thereof as set forth below.

    NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein, the parties agree as follows, each intending to be legally bound as and to the extent herein provided.
       1. Definitions. Capitalized terms used but not otherwise defined herein are used herein as defined in the Merger Agreement. Each reference in the Merger Agreement to "Merger Agreement," "this Agreement" or words of like import, shall, unless the context otherwise requires, be deemed to refer to the Merger Agreement as amended hereby.

       2.     Amendments.

       (a) Section 2.1.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "General Partner Interest. The general partner interests held by: Brauvin Realty Advisors, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin I GPs") in Brauvin I; Brauvin Realty Advisors II, Inc., Jerome J. Brault and David M. Strosberg (the "Brauvin II GPs") in Brauvin II; and Brauvin Realty Advisors III, Inc. and Jerome J. Brault (the "Brauvin III GPs" and together with the Brauvin I GPs and the Brauvin II GPs, the "Brauvin GPs") in Brauvin III shall all be cancelled and extinguished and no consideration shall be paid therefor."

       (b)    The definition of "Brauvin I Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin I Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin I's real estate related assets, including the value of Brauvin I's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin I's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin I to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin I not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin I from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin I Units."

       (c)    The definition of "Brauvin II Unit Value" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin II Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin II's real estate related assets, including the value of Brauvin II's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin II's Available Cash and
       (B) the sum of (1) the costs of the Transaction to Brauvin II to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin II not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and (3) the earnings of Brauvin II from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin II Units."

       (d) The definition of "Brauvin III Unit Value" as set forth in Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Brauvin III Unit Value' means an amount which is equal to the quotient obtained by dividing (i) the difference between
       (A) the sum of (1) the fair market value of substantially all of Brauvin III's real estate related assets, including the value of Brauvin III's interest, if any, in joint ventures owning real estate (as determined by Cushman & Wakefield or other independent appraiser), and (2) Brauvin III's Available Cash and (B) the sum of (1) the costs of the Transaction to Brauvin III to the extent not otherwise deducted in computing Available Cash and not previously paid, (2) other liabilities of Brauvin III not otherwise deducted in computing Available Cash and not otherwise included in costs of the Transaction and
       (3) the earnings of Brauvin III from August 1, 1996 through December 31, 1996 by (ii) the number of Brauvin III Units."

       (e)    The definition of "Termination Date" as set forth in
Section 9.2 of the Merger Agreement is hereby deleted and restated in its entirety as follows:

         "'Termination Date' means June 30, 1997."



       3.  Waiver.

       (a) In connection with the amendments set forth in Sections 2(b), (c) and (d) above, the Merger Company waives compliance with
Section 7.3.10 of the Merger Agreement to allow the Brauvin
Partnerships to make distributions of earnings with respect to Units, for earnings received from and after January 1, 1997 through the Effective Time.

       (b) The Merger Company acknowledges that it has been fully informed of certain actions, suits and proceedings that have been commenced against the Brauvin Partnerships and certain of their Affiliates seeking to restrain in certain material respects the Transaction and seeking material damages in connection therewith. The absence of such actions, suits and proceedings is a condition precedent to the obligations of the Merger Company as set forth in
Section 7.3.5 of the Merger Agreement. The Merger Company hereby waives compliance with Section 7.3.5 of the Merger Agreement with respect to such actions, suits and proceedings that have been brought as of the date hereof.

No other waiver of any other filings or other term or condition of the Merger Agreement, express or implied, should be inferred from the foregoing waivers.

       4. Construction. The Article and Section headings of this Amendment are for convenience of reference only and do not form a part hereof and do not in any way modify, interpret or construe the intentions of the parties.

       5. Effectiveness. The effectiveness of this Amendment is subject to receipt by the parties hereto of counterparts of this Amendment executed by each party (whether on the same or different counterparts).

       6. Binding Amendment. This Amendment shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns.

       7. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS, AND NOT THE LAW OF CONFLICTS, OF THE STATE OF ILLINOIS.

       8. Counterparts. This Amendment may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.
                 [Signatures on following pages.]

    IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                        Brauvin Partnerships:

                        BRAUVIN HIGH YIELD FUND L.P.,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors, Inc.,
                        an Illinois corporation
                        Its: Corporate General Partner

                        By:  /s/ Jerome J. Brault
                        Its: President


                        BRAUVIN HIGH YIELD FUND L.P. II,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors II, Inc.,
                        an Illinois corporation

                        Its: Corporate General Partner

                        By:  /s/ Jerome J. Brault
                        Its: President



                        BRAUVIN INCOME PLUS L.P. III,
                        a Delaware limited partnership

                        By:  Brauvin Realty Advisors III, Inc.,
                        an Illinois corporation

                        Its: Corporate General Partner

                        By:  /s/ Jerome J. Brault
                        Its: President

                        Merger Company:

                        BRAUVIN REAL ESTATE FUNDS, L.L.C.,
                        a Delaware limited liability company

                        By:  Brauvin Realty Estate Funds, Inc.,
                        an Illinois corporation

                        Its: Manager

                        By:   /s/James L. Brault
                        Its: President

                              Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                         Illinois

Brauvin Funds Joint Venture                        Illinois

Brauvin Bay County Venture                         Illinois