Form 10-Q
period 1997-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1997-05-15
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 1997

                                or

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

                  BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX

                                                               Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . .          3

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996 . . .. . . . . . . . . . . . .    4

         Consolidated Statements of Operations for the
         three months ended March 31, 1997 and 1996. . . . .     5

         Consolidated Statements of Partners' Capital for
         the periods January 1, 1996 to March 31, 1997 . . .     6

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996. . . . . . . .     7

         Notes to Consolidated Financial Statements. . . . .     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . .     26

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    33

Item 2.  Changes in Securities. . . . . . . . . . . . . . . .    37

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .    37

Item 4.  Submissions of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . .   37

Item 5.  Other Information. . . . . . . . . . . . . . . . . .    37

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .    37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     38

                PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to March 31, 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                 March 31,    December 31,
                                                   1997           1996
ASSETS
Investment in real estate (Note 5):
   Land                                          $10,961,124  $10,961,124
   Buildings                                      24,440,040   24,440,040
                                                  35,401,164   35,401,164
   Less: Accumulated depreciation                 (5,533,128)  (5,357,473)
   Net investment in real estate                  29,868,036   30,043,691

Investment in Brauvin Bay
 County Venture (Note 6)                             282,011      283,793
Cash and cash equivalents                          2,411,244    2,413,914
Rent receivable                                       27,191       37,063
Deferred rent receivable                             359,429      342,539
Due from General Partners (Note 4)                   140,000      140,000
Other assets                                          26,489       29,582
        Total Assets                             $33,114,400  $33,290,582

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                        $    49,124  $    59,233
Rent received in advance                             105,865      142,596
        Total Liabilities                            154,989      201,829

MINORITY INTEREST:
 Brauvin High Yield Venture                           32,044       32,374
 Brauvin Funds Joint Venture                       2,445,936    2,450,861

PARTNERS' CAPITAL:
General Partners                                     319,429      319,429
Limited Partners                                  30,162,002   30,286,089
       Total Partners' Capital                    30,481,431   30,605,518
       Total Liabilities and
        Partners' Capital                        $33,114,400  $33,290,582

      See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,

                                         1997                    1996
INCOME
Rental                                  $1,035,421           $1,040,396
Interest                                    34,953               20,684
Other                                          633                  154
        Total income                     1,071,007            1,061,234

EXPENSES
General and administrative                  74,951               55,070
Management fees (Note 3)                    10,418               10,787
Amortization of deferred
 organization costs and
 other assets                                  300                1,382
Depreciation                               175,655              180,522
Transaction costs (Note 7)                  53,939                   --
Valuation fees                                  --               43,450
        Total expenses                     315,263              291,211

Income before minority and
 equity interests' share
 of net income                             755,744              770,023

Minority interest share
 in net income:
  Brauvin High Yield Venture                (1,470)              (1,419)
  Brauvin Funds Joint Venture              (68,575)             (72,991)

Equity interest in:
  Brauvin Bay County Venture's
  net income                                 4,718                   --

Net Income                              $  690,417           $  695,613
Net income allocated to the
 Limited Partners                       $  690,417           $  695,613
Net income per
 Unit outstanding (a)                   $    17.11           $    16.65

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1996 to March 31, 1997

                                     General        Limited
                                     Partners      Partners*      Total

Balance January 1, 1996               $319,429    $30,261,083   $30,580,512
Contributions, net                          --         30,965        30,965
Selling commissions and
 other offering costs                       --        (15,203)      (15,203)
Net income                                  --      1,824,011     1,824,011
Cash distributions                          --     (1,814,767)   (1,814,767)

Balance, December 31, 1996             319,429     30,286,089    30,605,518

Net income                                  --        690,417       690,417
Cash distributions                          --       (814,504)     (814,504)
Balance, March 31, 1997               $319,429    $30,162,002   $30,481,431



* Total Units outstanding at March 31, 1997 and December 31, 1996 were 40,347. Cash distributions to Limited Partners per Unit were $20.19 and $45.00 for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.








    See accompanying notes to consolidated financial statements.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31,

                                                    1997          1996
Cash Flows From Operating Activities:
Net income                                      $  690,417      $ 695,613
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                      175,955        181,904
Minority interest's share of income
 from  Brauvin High Yield Venture                    1,470          1,419
Minority interest's share of income
 from Brauvin Funds Joint Venture                   68,575         72,991
Equity interest share of income
 from Brauvin Bay County Venture                    (4,718)            --
Decrease in rent receivable                          9,872         37,470
Increase in deferred rent receivable               (16,890)       (16,890)
Decrease (increase) in other assets                  2,793         (2,033)
Decrease in accounts
 payable and accrued expenses                      (10,109)          (573)
Decrease in rent
 received in advance                               (36,731)       (18,838)
Decrease in due to affiliates                           --         10,325

Net cash provided by operating activities          880,634        961,388

Cash Flows From Investing Activities:
Distributions from Brauvin Bay
 County Venture                                      6,500             --

Net cash provided by investing activities            6,500             --

Cash Flows From Financing Activities:
Sale of Units, net of liquidations,
 selling  commissions and other
 offering costs                                         --         18,658
Cash distributions to Limited
 Partners                                         (814,504)      (907,443)
Cash distribution to minority interest -
 Brauvin High Yield Venture                         (1,800)        (1,800)
Cash distribution to minority interest -
 Brauvin Funds Joint Venture                       (73,500)       (78,400)

Net cash used in financing
 activities                                       (889,804)      (968,985)

Net decrease in cash and cash
 equivalents                                        (2,670)        (7,597)

Cash and cash equivalents at
 beginning of period                             2,413,914      1,374,779

Cash and cash equivalents at
 end of period                                  $2,411,244     $1,367,182

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

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 1997 and December 31, 1996, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1997 and December 31, 1996. As of March 31, 1997 the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997 and December 31, 1996, except as described in Note 5.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses;
and rent received in advance.

    Reclassifications

    Certain reclassifications have been made to the 1996 financial statements to conform to classifications adopted in 1997.

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                       1997                 1996
Selling commissions                  $    --              $12,307
Management fees                       10,418               10,787
Reimbursable operating
  expenses                            48,469               35,674
Legal fees                                --                  285

(4) WORKING CAPITAL RESERVES

  The Partnership has made quarterly distributions to Limited Partners for calendar years 1994, 1995 and the first quarter of 1996 and 1997 (the final payment for each year is made the following February 15). As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of:
(i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership had a substantial amount of cash invested in short-term investments, as opposed to properties and during 1990 did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners.

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1997 and December 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

(5)   PROVISION FOR IMPAIRMENT

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

(6)   INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                   BRAUVIN BAY COUNTY VENTURE


                                   March 31, 1997    December 31, 1996

Land and buildings, net               $1,066,293         $1,069,277
Other assets                               8,313             13,531
                                      $1,074,606         $1,082,808

Liabilities                           $      193         $    1,155
Partners' capital                      1,074,413          1,081,653
                                      $1,074,606         $1,082,808


                                For the three months ended
                                      March 31, 1997

Rental and other income                  $27,914

Expenses:
  Depreciation                             2,984
  Management fees                            292
  Operating and administrative             6,493
                                           9,769
Net income                               $18,145

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)  MERGER AND LITIGATION

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. Two of the Partnership's properties may need environmental remediation. A plan for the remediation (including the projected expenses) is currentlay being developed by the Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value.
Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

(8) SUBSEQUENT EVENTS

  On April 23, 1997, Mr. David M. Strosberg notified the Managing
General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

  Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through March 31, 1997 and December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1997 and December 31, 1996, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

  The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owns a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

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

      On October 31, 1996, the Partnership purchased a 26% equity interest in a joint venture with affiliated public real estate limited partnerships (the "Brauvin Bay County Venture"). The Brauvin Bay County Venture purchased real property upon which a newly constructed Blockbuster Video store is operated. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

     The Partnership's acquisition process is now completed.

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


Distribution Guaranty previously paid to them. At March 31, 1997 and December 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1997        1996      1995       1994

February 15  $20.1875(a)   $22.3597  $22.3597    $22.3597

May 15                      22.3597   22.3597     22.3597

August 15                        --   22.3597     22.3597

November 15                      --   22.3597     26.1121

(a) The 1997 distribution was made on March 31, 1997.

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

  The Partnership drafted a proxy statement, which required prior review and comment by the Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various pending legal issues, as described in legal proceedings, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

  By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


mean that the price is the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction is believed by Cushman & Wakefield to be reasonable.

  The General Partners of the Partnership are Mr. Jerome J.
Brault, the Managing General Partner, and Brauvin Realty Advisors II, Inc., the Corporate General Partner. Mr. Cezar M. Froelich resigned his position as an Individual General Partner effective as of September 17, 1996 and Mr. David M. Strosberg resigned his position as an individual general partner of the Partnership effective as of April 23, 1997. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction.

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

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. Two of the Partnership's properties may need environmental remediation. A plan for the remediation (including the projected expenses) is currently being developed by the Partnership. The due diligence review

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

Results of Operations - Three months ended March 31, 1997 and 1996

  Results of operations for the three months ended March 31, 1997 reflected net income of $690,417 compared to net income of $695,613 for the three months ended March 31, 1996, a decrease of approximately $5,200.

  Total income for the three months ended March 31, 1997 was $1,071,007 as compared to $1,061,234 for the period ended March 31, 1996, an increase of approximately $9,800. The increase in total income is primarily due to the increase in interest income, which was the result of higher cash balances during 1997.

  Total expenses for the three months ended March 31, 1997 were $315,263 as compared to $291,211 for the period ended March 31, 1996, an increase of approximately $24,100. The increase in expenses was primarily due to an increase in general and administrative expense associated with the Partnership's attempt to resolve some of the due diligence issues and related items associated with the Merger, as discussed above. The increase in expenses was also due to the 1997 transaction costs expense of $53,939 which was offset by the 1996 valuation fee of $43,450.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the Operating General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the Operating General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The Operating General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District
Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the transaction with the Purchaser.

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

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)


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

                    DATE: May 15, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: May 15, 1997