Form 10-Q
period 1997-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1997-08-14
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended             June 30, 1997

                                or

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

                BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX

                                                               Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . .  . . .  .     3

         Consolidated Balance Sheets at June 30, 1997
           and December 31, 1996 . .. . . . . . .. . . . . . .  .     4

         Consolidated Statements of Operations for the
           six months ended June 30, 1997 and 1996 . . . . . . . .    5

         Consolidated Statements of Operations for the
           three months ended June 30, 1997 and 1996 . . . . . . .    6

         Consolidated Statements of Partners' Capital for
           the periods January 1, 1996 to June 30, 1997. . . . . .    7

         Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996 . . . . . . . . . .    8

         Notes to Consolidated Financial Statements. . . . . . . .    9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .    29

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .     37

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . .     41

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .     41

Item 4.  Submissions of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .      42

Item 5.  Other Information. . . . . . . . . . . . . . .  . . . .      42

Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  . . . .      42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .      43

                PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to June 30, 1997 and Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1996 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                               June 30,    December 31,
                                                 1997         1996
ASSETS
Investment in real estate (Note 5):
   Land                                       $10,961,124  $10,961,124
   Buildings                                   24,440,040   24,440,040
                                               35,401,164   35,401,164
   Less: Accumulated depreciation              (5,708,782)  (5,357,473)
   Net investment in real estate               29,692,382   30,043,691

Investment in Brauvin Bay
 County Venture (Note 6)                          280,991      283,793
Cash and cash equivalents                       3,395,583    2,413,914
Rent receivable                                    54,751       37,063
Deferred rent receivable                          376,319      342,539
Due from General Partners (Note 4)                140,000      140,000
Other assets                                       26,189       29,582
       Total Assets                           $33,966,215  $33,290,582

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   49,974  $    59,233
Rent received in advance                           36,419      142,596
Due to an affiliate                                 3,806           --
Undisbursed insurance proceeds                    199,452           --
Tenant security deposits                           87,992           --
            Total Liabilities                     377,643      201,829

MINORITY INTEREST:
 Brauvin High Yield Venture                        31,600       32,374
 Brauvin Funds Joint Venture                    2,439,700    2,450,861

PARTNERS' CAPITAL:
General Partners                                  319,429      319,429
Limited Partners                               30,797,843   30,286,089
       Total Partners' Capital                 31,117,272   30,605,518
       Total Liabilities and
        Partners' Capital                     $33,966,215  $33,290,582

   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30,
                                           1997                 1996
INCOME
Rental                                  $2,110,668           $2,088,877
Interest                                    73,433               40,515
Other                                          243                  388
     Total income                        2,184,344            2,129,780

EXPENSES
General and administrative                 185,072              121,746
Management fees (Note 3)                    20,795               21,620
Amortization of deferred
 organization costs and
 other assets                                  600                1,897
Depreciation                               351,309              361,044
Transaction costs (Note 7)                 159,780               14,183
Valuation fees                                  --               86,900
     Total expenses                        717,556              607,390
Income before minority and
 equity interests' share
 of net income                           1,466,788            1,522,390
Minority interest share
 in net income:
  Brauvin High Yield Venture                (2,826)              (2,899)
  Brauvin Funds Joint Venture             (140,739)            (145,270)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                 8,898                   --
Net Income                             $ 1,332,121            $1,374,221
Net income allocated to the
 Limited Partners                      $ 1,332,121            $1,374,221
Net income per
 Unit outstanding (a)                  $     33.02            $    34.07

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").
   See accompanying notes to consolidated financial statements.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30,
                                         1997                  1996
INCOME
Rental                                  $1,075,247            $1,048,481
Interest                                    38,480                19,831
Other                                         (390)                  234
     Total income                        1,113,337             1,068,546

EXPENSES
General and administrative                 110,121                66,676
Management fees (Note 3)                    10,377                10,833
Amortization of deferred
 organization costs and
 other assets                                  300                   515
Depreciation                               175,654               180,522
Transaction costs (Note 7)                 105,841                14,183
Valuation fees                                  --                43,450
     Total expenses                        402,293               316,179
Income before minority and
 equity interests' share
 of net income                             711,044               752,367
Minority interest share
 in net income:
  Brauvin High Yield Venture                (1,356)               (1,480)
  Brauvin Funds Joint Venture              (72,164)              (72,279)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                 4,180                    --
Net Income                              $  641,704            $  678,608
Net income allocated to the
 Limited Partners                       $  641,704            $  678,608
Net income per
 Unit outstanding (a)                   $    15.90            $    16.83

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

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
      For the periods from January 1, 1996 to June 30, 1997

                                       General      Limited
                                      Partners     Partners*       Total

Balance January 1, 1996             $319,429    $30,261,083   $30,580,512
Contributions, net                        --         30,965        30,965
Selling commissions and
 other offering costs                     --        (15,203)      (15,203)
Net income                                --      1,824,011     1,824,011
Cash distributions                        --     (1,814,767)   (1,814,767)

Balance, December 31, 1996           319,429     30,286,089    30,605,518

Net income                                --      1,332,121     1,332,121
Cash distributions                        --       (820,367)     (820,367)
Balance, June 30, 1997              $319,429    $30,797,843   $31,117,272



* Total Units outstanding at June 30, 1997 and December 31, 1996 were 40,347. Cash distributions to Limited Partners per Unit were $20.19 and $45.00 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.









   See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                     STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30,

                                                    1997         1996
Cash flows from operating activities:
Net income                                       $1,332,121   $1,374,221
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                       351,909      362,941
Minority interest's share of income
  from Brauvin High Yield Venture                     2,826        2,899
Minority interest's share of income
  from Brauvin Funds Joint Venture                  140,739      145,270
Equity interest share of income
  from Brauvin Bay county Venture                    (8,898)          --
(Increase) decrease in rent receivable              (17,688)      16,944
Increase in deferred rent receivable                (33,780)     (33,781)
Decrease (increase) in other assets                   2,793       (1,673)
(Decrease) increase in accounts
  payable and accrued expenses                       (9,259)      29,326
(Decrease)increase in rent
  received in advance                              (106,177)       2,718
Increase in security deposits                        87,992           --
Increase in due to affiliates                         3,806       10,175
Net cash provided by operating activities         1,746,384    1,909,040

Cash flows from investing activities:
Increase in undisbursed insurance proceeds          199,452           --
Distributions from Brauvin Bay
  County Venture                                     11,700           --
Cash provided by investing activities               211,152           --

Cash flows from financing activities:
Sale of Units, net of liquidations,
  selling commissions and other
  offering costs                                         --       18,658
Cash distributions to Limited Partners             (820,367)  (1,815,124)
Cash distributions to minority interest -
  Brauvin High Yield Venture                         (3,600)      (3,600)
Cash distribution to minority interest -
  Brauvin Funds Joint Venture                      (151,900)    (156,800)
Net cash used in financing activities              (975,867)  (1,956,866)
Net increase (decrease) in cash
 and cash equivalents                               981,669      (47,826)
Cash and cash equivalents at
  beginning of period                             2,413,914    1,374,779
Cash and cash equivalents at
  end of period                                  $3,395,583   $1,326,953


   See accompanying notes to consolidated financial statements

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc.,and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

 The Partnership was formed on May 3, 1988 and filed a
Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 1997 and December 31, 1996, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1997 and December 31, 1996. As of June 30, 1997 the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.
 The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a Blockbuster Video store, respectively. In 1995, the Partnership and Metromedia, the parent of Ponderosa Restaurants, exchanged one of the Ponderosa restaurants for a Tony
Roma's restaurant.   The Partnership's acquisition process is now
completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997 and December 31, 1996, except as described in Note 5.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

  An affiliate of a former General Partner provided securities and real estate counsel to the Partnership.
  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1997 and 1996 were as follows:

                                       1997                1996
Selling commissions                  $    --            $12,307
Management fees                       20,795             21,620
Reimbursable operating
  expenses                            93,469             61,174
Legal fees                               239                285

(4) WORKING CAPITAL RESERVES

  The Partnership has made quarterly distributions to Limited Partners for calendar years 1994 and 1995, the first quarter of 1996 and and the first two quarters of 1997. As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of:
(i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.



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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1997 and December 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

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

(6)   INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:


                   BRAUVIN BAY COUNTY VENTURE


                                    June 30, 1997      December 31, 1996

Land and buildings, net               $1,061,881         $1,069,277
Other assets                              19,254             13,531
                                      $1,081,135         $1,082,808

Liabilities                           $   10,263         $    1,155
Partners' capital                      1,070,872          1,081,653
                                      $1,081,135         $1,082,808


                           For the six months ended
                                      June 30, 1997
Rental and other income                  $55,271

Expenses:
  Depreciation                             7,396
  Management fees                            685
  Operating and administrative            12,970
                                          21,051
Net income                               $34,220

(7)   MERGER AND LITIGATION


      Merger

    Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997 and June 30, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

    Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Partnership and the Affiliated Partnerships. Two of the Partnership's properties may need environmental remediation. A plan for the remediation (including the projected expenses) is currently being developed by the Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

    In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

    A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $814,500. A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $761,000. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

    The lawsuit as described below has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believes the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

    For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution was lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owns three of them directly and has a majority joint venture interest in three of the others.) The Operating General Partners are working to remedy this vacancy situation. However, one of the closed properties incurred significant damage in a fire and this development will affect the Partnership's earnings in the short term in that Ponderosa is contesting the lease at the fire damaged property. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

    Litigation

    Three legal actions, as hereinafter described, were filed against certain of the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General Partners and their named affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

    On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors,
Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors
III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P.,
Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

    Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

    The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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

(8) WITHDRAWAL OF GENERAL PARTNER

    On April 23, 1997, Mr. David M. Strosberg notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date.

(9) SUBSEQUENT EVENT

    On July 15, 1997, the Partnership paid Limited Partners a distribution that totaled approximately $761,000.

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

     Until the proxy solicitation process began, the Plan raised $4,059,178 through June 30, 1997 and December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1997 and December 31, 1996, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1997        1996      1995       1994

February 15  $20.1875(a)   $22.3597  $22.3597    $22.3597

May 15             --       22.3597   22.3597     22.3597

August 15     18.8614(b)        --    22.3597     22.3597

November 15                     --    22.3597     26.1121

(a) The 1997 distribution was made on March 31, 1997.
(b) The 1997 distribution was made on July 15, 1997.

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

     Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation as discussed in Item 1. Legal Proceedings below, and finalize its financing in the light of these developments.

     In accordance with the terms of the Merger Agreement, the Operating General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the Operating General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to September 30, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after June 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

     A distribution of the Partnership's net earnings for the period January 1, 1997 to March 31, 1997 was made to the Limited Partners on March 31, 1997 in the amount of approximately $814,500. A distribution of the Partnership's net earnings for the period April 1, 1997 to June 30, 1997 was made to the Limited Partners on July 15, 1997 in the amount of approximately $761,000.

     The lawsuit as described below has now been pending for approximately eleven months. The suit continues to command the time, attention and resources of the Partnership. The Operating General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the Operating General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

     For example, the July 15, 1997 distribution is based on the net earnings of the Partnership for the second quarter. This distribution is lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The Operating General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owns three of them directly and has a majority joint venture interest in three of the others.) The Operating General Partners are working to remedy this vacancy situation. However, one of the closed properties incurred significant damage in a fire and this development will affect the Partnership's earnings in the short term in that Ponderosa is contesting the lease at the fire damaged property. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Six months ended June 30, 1997 and 1996

     Results of operations for the six months ended June 30, 1997 reflected net income of $1,332,121 compared to net income of $1,374,221 for the six months ended June 30, 1996, a decrease of approximately $42,100.

     Total income for the six months ended June 30, 1997 was $2,184,344 as compared to $2,129,780 for the period ended June 30, 1996, an increase of approximately $54,600. The increase in total income was primarily due to the increase in interest income, which was the result of higher cash balances during 1997.

     Total expenses for the six months ended June 30, 1997 were $717,556 as compared to $607,390 for the period ended June 30, 1996, an increase of approximately $110,200. The increase in total expense was primarily due to an increase in transaction costs of approximately $145,600. Partially offsetting the increase in this expense was a decrease in valuation fees of $86,900.

Results of Operations - Three months ended June 30, 1997 and 1996

     Results of operations for the three months ended June 30, 1997 reflected net income of $641,704 compared to net income of $678,608 for the three months ended June 30, 1996, a decrease of approximately $36,900.

     Total income for the three months ended June 30, 1997 was $1,113,337 as compared to $1,068,546 for the period ended June 30, 1996, an increase of approximately $44,800. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

     Total expenses for the three months ended June 30, 1997 were $402,293 as compared to $316,179 for the period ended June 30, 1996 an increase of approximately $86,100. The increase in total expense was primarily due to an increase in transaction costs of approximately $91,700. Partially offsetting the increase in this expense was a decrease in valuation fees of $43,450.

                      PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

    Three legal actions, as hereinafter described, were filed against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. The Partnership and the General Partners and their named affiliates, deny all allegations set forth in the complaints and are vigorously defending against such claims.

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

  B. The Illinois Christman Lawsuit

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

  C. The Scialpi Illinois Lawsuit

    On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors,
Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors
III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P.,
Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P. docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant. The complaint has not been served upon any of the defendants.

    Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit.

    The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties, and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois, and is presently pending before Judge Gottschall.

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

                    DATE:  August 14, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE:  August 14, 1997