Form 10-Q
period 1997-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 1997-11-14
CIK 832775

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 1997


                                or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .
                       BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX

                                                                    Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . .               3

     Consolidated Balance Sheets at September 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .  4

     Consolidated Statements of Operations for the
     nine months ended September 30, 1997 and 1996 . . . . . . . . .  5

     Consolidated Statements of Operations for the
     three months ended September 30, 1997 and 1996. . . . . . . . .  6

     Consolidated Statements of Partners' Capital for
     the periods January 1, 1996 to September 30, 1997 . . . . . . .  7

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1997 and 1996. . . . . . . . . . . .  8

     Notes to Consolidated Financial Statements. . . . . . . . . . .  9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . .  29

PART II  Other Information

Item 1.      Legal Proceedings. . . . . . . . . . . . . . .           38

Item 2.      Changes in Securities. . . . . . . . . . . . .           43

Item 3.      Defaults Upon Senior Securities. . . . . . . .           43

Item 4.      Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

Item 5.      Other Information. . . . . . . . . . . . . . .           43

Item 6.      Exhibits and Reports on Form 8-K . . . . . . .           43

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

                 PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements.

  Except for the December 31, 1996 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, Consolidated Statements of Partners' Capital for the periods January 1, 1996 to September 30, 1997 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form
10-K.

                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                           September 30,  December 31,
                                              1997            1996
ASSETS
Investment in real estate (Note 5):
   Land                                     $10,961,124    $10,961,124
   Buildings                                 24,440,040     24,440,040
                                             35,401,164     35,401,164
   Less: Accumulated depreciation            (5,884,437)    (5,357,473)
   Net investment in real estate             29,516,727     30,043,691

Investment in Brauvin Bay
  County Venture (Note 6)                       277,595        283,793
Cash and cash equivalents                     3,575,233      2,413,914
Rent receivable                                  56,985         37,063
Deferred rent receivable                        393,210        342,539
Due from General Partners (Note 4)              140,000        140,000
Other assets                                     25,889         29,582
       Total Assets                         $33,985,639    $33,290,582
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                    $  113,287    $    59,233
Rent received in advance                         25,593        142,596
Due to an affiliate                               3,377             --
Undisbursed insurance proceeds                  199,452             --
Tenant security deposits                         87,992             --
            Total Liabilities                   429,701        201,829

MINORITY INTEREST:
 Brauvin High Yield Venture                      31,297         32,374
 Brauvin Funds Joint Venture                  2,434,215      2,450,861

PARTNERS' CAPITAL:
General Partners                                319,429        319,429
Limited Partners                             30,770,997     30,286,089
       Total Partners' Capital               31,090,426     30,605,518
       Total Liabilities and
        Partners' Capital                   $33,985,639    $33,290,582

         See accompanying notes to consolidated financial statements

                    BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30,
                                         1997                    1996
INCOME
Rental                                $3,203,886             $3,134,566
Interest                                 117,010                 63,922
Other                                     10,225                  2,216
Total income                           3,331,121              3,200,704

EXPENSES
General and administrative               258,652                185,209
Management fees (Note 3)                  31,137                 32,094
Amortization of deferred
 organization costs and
 other assets                                900                  2,197
Depreciation                             526,964                541,567
Transaction costs (Note 7)               243,197                287,477
Valuation fees                                --                 90,780
Total expenses                         1,060,850              1,139,324
Income before minority and
 equity interests' share
 of net income                         2,270,271              2,061,380
Minority interest share
 in net income:
  Brauvin High Yield Venture              (4,423)                (4,381)
  Brauvin Funds Joint Venture           (213,654)              (218,842)
Equity interest in:
  Brauvin Bay County Venture's
  net income                              14,082                     --
Net Income                            $2,066,276             $1,838,157
Net income allocated to the
 Limited Partners                     $2,066,276             $1,838,157
Net income per
 Unit outstanding (a)                 $    51.21             $    45.58

(a) Net income per Unit was based on the average Units outstanding during the period since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").

   See accompanying notes to consolidated financial statements.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30,
                                         1997                    1996
INCOME
Rental                               $1,093,218              $1,045,689
Interest                                 43,577                  23,407
Other                                     9,982                   1,828
Total income                          1,146,777               1,070,924

EXPENSES
General and administrative               73,580                  63,463
Management fees (Note 3)                 10,342                  10,474
Amortization of deferred
 organization costs and
 other assets                               300                     300
Depreciation                            175,655                 180,523
Transaction costs (Note 7)               83,417                 273,294
Valuation fees                               --                   3,880
Total expenses                          343,294                 531,934
Income before minority and
 equity interests' share
 of net income                          803,483                 538,990
Minority interest share
 in net income:
  Brauvin High Yield Venture             (1,597)                 (1,482)
  Brauvin Funds Joint Venture           (72,915)                (73,572)
Equity interest in:
  Brauvin Bay County Venture's
  net income                              5,184                      --
Net Income                            $ 734,155              $  463,936
Net income allocated to the
 Limited Partners                     $ 734,155              $  463,936
Net income per
 Unit outstanding (a)                 $   18.20              $    11.50

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

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
    For the periods from January 1, 1996 to September 30, 1997

                                       General        Limited
                                       Partners      Partners*     Total

Balance, January 1, 1996              $319,429    $30,261,083   $30,580,512
Contributions, net                          --         30,965        30,965
Selling commissions and
 other offering costs                       --        (15,203)      (15,203)
Net income                                  --      1,824,011     1,824,011
Cash distributions                          --     (1,814,767)   (1,814,767)

Balance, December 31, 1996             319,429     30,286,089    30,605,518

Net income                                  --      2,066,276     2,066,276
Cash distributions                          --     (1,581,368)   (1,581,368)
Balance, September 30, 1997           $319,429    $30,770,997   $31,090,426



* Total Units outstanding at September 30, 1997 and December 31, 1996 were 40,347. Cash distributions to Limited Partners per Unit were $39.19 and $45.00 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.



   See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                For Nine Months Ended September 30,

                                                      1997           1996
Cash flows from operating activities:
Net income                                          $2,066,276   $1,838,157
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                          527,864      543,764
Minority interest's share of income
  from Brauvin High Yield Venture                        4,423        4,381
Minority interest's share of income
  from Brauvin Funds Joint Venture                     213,654      218,842
Equity interest share of income
  from Brauvin Bay county Venture                      (14,082)          --
(Increase) decrease in rent receivable                 (19,922)      18,623
Increase in deferred rent receivable                   (50,671)     (50,671)
Decrease (increase) in other assets                      2,793         (654)
Increase in accounts
  payable and accrued expenses                          54,054      171,218
(Decrease)increase in rents
  received in advance                                 (117,003)      36,838
Increase in security deposits                           87,992           --
Increase in due to affiliates                            3,377       10,175
Net cash provided by operating activities            2,758,755    2,790,673

Cash flows from investing activities:
Increase in undisbursed insurance proceeds             199,452           --
Distributions from Brauvin Bay
  County Venture                                        20,280           --
Cash provided by investing activities                  219,732           --

Cash flows from financing activities:
Sale of Units, net of liquidations,
  selling commissions and other
  offering costs                                            --       18,658
Cash distributions to Limited Partners              (1,581,368)  (1,814,768)
Cash distributions to minority interest -
  Brauvin High Yield Venture                            (5,500)      (5,400)
Cash distribution to minority interest -
  Brauvin Funds Joint Venture                         (230,300)    (235,200)
Net cash used in financing activities               (1,817,168)  (2,036,710)
Net increase in cash
 and cash equivalents                                1,161,319      753,963
Cash and cash equivalents at
  beginning of period                                2,413,914    1,374,779
Cash and cash equivalents at
  end of period                                     $3,575,233   $2,128,742


   See accompanying notes to consolidated financial statements

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc.and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Mr. David M. Strosberg resigned as an Individual General Partner effective as of April 23, 1997. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

 The Partnership was formed on May 3, 1988 and filed a
Registration Statement on Form S-11 with the Securities and
Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 1997 and December 31, 1996, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners
liquidating their investment in the Partnership and have been retired as of September 30, 1997 and December 31, 1996. As of September 30, 1997 the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.
     The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian
Health Spa and a Blockbuster Video store, respectively.  In 1995, the Partnership and Metromedia, the parent of Ponderosa
Restaurants, exchanged one of the Ponderosa restaurants for a Tony
Roma's restaurant.   The Partnership's acquisition process is now
completed.

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


  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997 and December 31, 1996, except as described in Note 5.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses;
rent received in advance; due to an affiliate; undispersed insurance proceeds; and tenant security deposits.

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

  The General Partners owe the Partnership $140,000 at September
30, 1997 and December 31, 1996, relating to the Distribution
Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1997 and 1996 were as follows:

                                       1997              1996
Selling commissions                  $    --           $12,307
Management fees                       31,137            32,904
Reimbursable operating
  expenses                           104,001           120,271
Legal fees                               239             3,471

   As of September 30, 1997, the Partnership has made all payments to affiliates except for $3,377 related to management fees.

(4) WORKING CAPITAL RESERVES

  The Partnership has made quarterly distributions to Limited Partners for calendar years 1994 and 1995, the first quarter of 1996 and and the first three quarters of 1997. As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of:
(i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1997 and December 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

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











(6)   INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay
County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:


                   BRAUVIN BAY COUNTY VENTURE


                                 September 30, 1997   December 31, 1996

Land and buildings, net               $1,057,470         $1,069,277
Other assets                               1,532             13,531
                                      $1,059,002         $1,082,808

Liabilities                           $    1,191         $    1,155
Partners' capital                      1,057,811          1,081,653
                                      $1,059,002         $1,082,808


                                   For the nine months ended
                                        September 30, 1997

Rental and other income                  $82,628

Expenses:
  Depreciation                            11,807
  Management fees                            879
  Operating and administrative            15,783
                                          28,469
Net income                               $54,159

(7)    MERGER AND LITIGATION


      Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997 and September 30, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").
         The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations.

         The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, will have a minority ownership interest in the Purchaser.

         The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

         Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental
problems at one property of the Affiliated Partnerships.   A plan
for the remediation (including the projected expenses) is currently being developed by the Affiliated Partnership. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value.
Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation discussed below, and finalize its financing in the light of these developments.

         In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30,
1997 were made to the Limited Partners on March 31, 1997 and July
15, 1997, respectively in the amounts of approximately $814,500 and $761,000, respectively. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $922,600. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

         The lawsuit as described below has now been pending for approximately 14 months. The suit continues to command the time, attention and resources of the Partnership. The General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however the delay is having an adverse effect on the Partnership today as well as on future prospects.

         For example, the 1997 distributions are based on the net earnings of the Partnership for the period January 1, 1997 to September 30, 1997. These distributions are lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owns three of them directly and has a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. However, one of the closed properties incurred significant damage in a fire and this development will affect the Partnership's earnings in the short term in that Ponderosa is contesting the lease at the fire damaged property. As a result of the contesting of the lease by Ponderosa, the Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.






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

  A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander are limited partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are limited partners in the Partnership, but have no relationship with the Affiliated Partnerships. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

(9) SUBSEQUENT EVENT

  On October 22, 1997, the Partnership paid Limited Partners a distribution that totaled approximately $922,600.

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

     Until the proxy solicitation process began, the Plan raised $4,059,178 through September 30, 1997 and December 31, 1996 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1997 and December 31, 1996, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1997 and December 31, 1996, $140,000 was due from the General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1997 (a)       1996      1995       1994

February 15    $20.1875      $22.3597  $22.3597    $22.3597

May 15          18.8614       22.3597   22.3597     22.3597

August 15       22.8662           --    22.3597     22.3597

November 15          --           --    22.3597     26.1121

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997 and October 22, 1997.

         Pursuant to the terms of the amended Merger Agreement, the Limited Partners will receive approximately $779.22 per Unit in cash. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996.

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

    Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships. The due diligence process has revealed certain concerns relating to potential environmental problems at some of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the current appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price. The Purchaser is continuing to assess certain lease provisions, assess the costs and risks of the litigation as discussed in Part II, Item 1. Legal Proceedings below, and finalize its financing in the light of these developments.

         In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners, however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provides that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to December 31, 1997 to allow the Purchaser time to complete its due diligence. Notwithstanding the extension of the termination date, the Partnership and the Purchaser continue to work through the due diligence issues outlined above, with the intent of closing the Merger as soon as possible. Net earnings accruing after September 30, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997 and April 1, 1997 to June 30, 1997 were made to the Limited Partners on March 31, 1997 and July 15, 1997, respectively in the amounts of approximately $814,500 and $761,000, respectively. A distribution of the Partnership's net earnings for the period July 1, 1997 to September 30, 1997 was made to the Limited Partners on October 22, 1997 in the amount of approximately $922,600.

         The lawsuit as described below has now been pending for approximately 14 months. The suit continues to command the time, attention and resources of the Partnership. The General Partners believe the lawsuit is unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Limited Partners. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

         For example, the 1997 distributions are based on the net earnings of the Partnership for the nine months ended September 30, 1997. These distributions are lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. The General Partners anticipate that these costs will continue as long as the litigation is pending. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owns three of them directly and has a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. However, one of the closed properties incurred significant damage in a fire and this development will affect the Partnership's earnings in the short term in that Ponderosa is contesting the lease at the fire damaged property. As a result of the contesting of the lease by Ponderosa, the Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Nine months ended September 30, 1997 and
1996

         Results of operations for the nine months ended September 30, 1997 reflected net income of $2,066,276 compared to net income of $1,838,157 for the nine months ended September 30, 1996, an increase of approximately $228,100.

         Total income for the nine months ended September 30, 1997 was $3,331,121 as compared to $3,200,704 for the period ended September 30, 1996, an increase of approximately $130,400. The increase in total income was primarily due to a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Additionally, total income increased as a result of an increase in interest income, which was the result of higher cash balances during 1997.

         Total expenses for the nine months ended September 30, 1997 were $1,060,850 as compared to $1,139,324 for the period ended
September 30, 1996, a decrease of approximately $78,500. The decrease in total expense was primarily due to a decrease in transaction costs of approximately $44,300 and a decrease in valuation fees of approximately $90,800. Partially offsetting the decrease in these expenses was an increase in general and administrative expenses of approximately $73,400, which was primarily the result of the Partnership recognizing certain receivables as uncollectible.

Results of Operations - Three months ended September 30, 1997 and
1996

         Results of operations for the three months ended September 30, 1997 reflected net income of $734,155 compared to net income of $463,936 for the three months ended September 30, 1996, an increase of approximately $270,200.

         Total income for the three months ended September 30, 1997 was $1,146,777 as compared to $1,070,924 for the period ended September
30, 1996, an increase of approximately $75,900. The increase in total income was a result of a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income and an increase in interest income as a result of increased funds invested during 1997.

         Total expenses for the three months ended September 30, 1997 were $343,294 as compared to $531,934 for the period ended
September 30, 1996, a decrease of approximately $188,600. The decrease in total expense was primarily due to a decrease in transaction costs of approximately $189,900. Partially offsetting the decrease in transaction fees was an increase in general and administrative expenses of approximately $10,100, which was primarily the result of the Partnership recognizing certain receivables as uncollectible.

        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Merger related litigation

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

         A. The Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund II, L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander are limited partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, are each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.



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

  B. The Illinois Christman Lawsuit

  On September 18, 1996, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois, styled M. Barbara Christman, Joseph Forte, Janet M. Toolson, John Archbold, and Ben O. Carroll v. Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Jerome J. Brault, Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV L.P., Docket No. 96C6025. The Partnership and the Affiliated Partnerships are each named as a "Nominal Defendant" in the lawsuit. Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, are named as defendants.

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

  On September 27, 1996, counsel for plaintiffs, The Mills Law Firm, mailed a solicitation to all of the Limited Partners, requesting that they revoke their previously-mailed proxies in favor of the Merger. On October 11, 1996, the General Partners filed a counterclaim against plaintiffs and their counsel, The Mills Law Firm, alleging that plaintiffs and The Mills Law Firm violated the federal securities laws and proxy rules by sending their September 27, 1996 letter to the Limited Partners. The plaintiffs and The Mills Law Firm have moved to dismiss this counterclaim. The District Court has taken this motion under advisement and has yet to issue a ruling.

  On October 10 and 11, 1996, the District Court conducted an evidentiary hearing on the motion of the General Partners to invalidate revocations of proxies procured as a result of The Mills Law Firm's September 27, 1996 letter. In that evidentiary hearing, The Mills Law Firm admitted that it violated the proxy rules by sending its September 27, 1996 letter to the Limited Partners without filing such letter with the Commission in violation of the Commission's requirements. At the conclusion of the hearing on October 10 and 11, the District Court found that the General Partners have a likelihood of succeeding on the merits with respect to their claim that the September 27, 1996 letter sent to the Limited Partners by plaintiffs and The Mills Law Firm is false or misleading in several significant respects.

  Notwithstanding this finding, the District Court did not invalidate the revocations of proxies resulting from The Mills Law Firm's September 27, 1996 letter because it did not believe it possessed the authority to do so under present law. This ruling was appealed to the Seventh Circuit Court of Appeals. The Seventh Circuit Court of Appeals subsequently dismissed this appeal on the grounds that the appeal was rendered moot by the Limited Partners' approval November 8, 1996 of the Merger.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the Commission's rules by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the transaction with the Purchaser. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. This appeal is pending and the parties are currently engaging in discovery.



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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who are plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are limited partners in the Partnership, but have no relationship with the Affiliated Partnerships. On August 15, 1997 the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represent them in the Florida lawsuit. Neither the complaint nor the amended complaint has been served upon any of the defendants.

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

Tenant related litigation

  On October 14, 1997, the Partnership brought an action, Brauvin High Yield Fund L.P. II v. Metromedia Steakhouses Company L.P., f/k/a Ponderosa, Inc., United States District Court, Western District of New York, Case No. 97 CV 6466 L, to recover rental payments and attorneys' fees due under a lease dated September 2, 1988 for a Ponderosa restaurant located in Brockport, New York and for damages incurred as a result of a fire at this property which occurred on August 18, 1996 alleged to have been caused by the negligence of the defendant. The Partnership has requested judgement in the sum of $84,114.58 for past due rent from December 31, 1996 through October 1997, attorneys' fees, and for an undetermined amount representing unpaid rents in the future.

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

                    DATE: November 14, 1997



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: November 14, 1997