Form 10-K
period 1997-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 1998-03-31
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of  1934

   For the fiscal year ended   December 31, 1997
                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-17556


                Brauvin High Yield Fund L.P. II
       (Exact name of registrant as specified in its charter)


              Delaware                         36-358013
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)


   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)       (Zip Code)


                        (312) 759-7660
       (Registrant's telephone number, including area code)


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

                BRAUVIN HIGH YIELD FUND L.P. II
                   1997 FORM 10-K ANNUAL REPORT

                              INDEX
                             PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 19

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 24

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 25
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 26

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 28

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 39

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 39

                             PART III

Item 10. Directors and Executive Officers of the Partnership           40

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 42

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 44

Item 13. Certain Relationships and Related Transactions. . . . . . . . 44

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 46

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                             PART I

Item 1. Business.

  Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units have been purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1997. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December 31, 1997, $2,886,915 have been repurchased by the Partnership from investors liquidating their investment and have been retired.

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

  In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 (the "Merger Agreement") with Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company (the "Purchaser") affiliated with certain General Partners (as defined below) of the Partnership. Pursuant to the terms of the Merger Agreement, the Partnership proposes to merge with and into the Purchaser through a merger (the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash (of this original amount approximately $31.13 has been distributed to the Limited Partners in the December 31, 1997 distribution). Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership.

  The General Partners anticipate the Merger Agreement will be extended beyond March 31, 1998 in the hope that the pending litigation, as described in Item 3 below, will be resolved.

  On November 8, 1996, a special meeting of the Limited Partners (the "Special Meeting") was held at the office of the Partnership where a vote of the Limited Partners was taken and the merger of the Partnership with and into the Purchaser was approved as described in the Partnership's proxy materials dated August 23, 1996. By approving the Merger, the Limited Partners also approved an amendment to the Agreement (as defined below) allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). Further information regarding the Merger, as supplemented (the "Proxy") is located in Items 3 and 7 below.

 The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 13 below. Reference is hereby made for a description of such terms and transactions.

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

  Although management of the Partnership anticipates that the Merger will be consummated it is unable to predict the timing of the closing of the Transaction as the Partnership has been unable to meet the "no material litigation" condition of the Merger. However, should the Merger not be completed, the General Partners will have to determine whether to continue the Partnership's operations or attempt to sell some or all of the properties. The Partnership has and continues to compete with many other entities engaged in real estate investment activities. It is not possible for the General Partners to determine at this time what actions they will take in connection with the continuation of the Partnership should the Merger not be completed. The General Partners will evaluate factors such as the economy, the lease terms, the financial strength of the existing tenants and the ability to locate potential purchasers.

Item 2. Properties.

  The Partnership is landlord only and does not participate in the operations of any of the properties discussed herein. All properties are occupied and all lease payments to the Partnership are current with the exception of the former Hardee's restaurant located in Albion, Michigan and the Ponderosa restaurant located in Sweden, New York; the Ponderosa restaurants in Bloomington, Illinois and Tipp City, Ohio are unoccupied but continue to pay rent to the Partnership per the terms of the leases. All properties were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

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

  In June 1997, Ponderosa closed and vacated this restaurant. Ponderosa, in accordance with the lease, continued to pay rent and certain occupancy costs for this property. In September 1997, Ponderosa and the Partnership agreed to sub-lease this property to a local tenant. Ponderosa continues to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

Bloomington, Illinois

  Unit 128 is located at 1329 East Empire Street. The building, built in 1970, consists of 4,608 square feet situated on a 60,725 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Ponderosa closed this facility on May 26, 1997, but continues to pay rent to the Partnership per the terms of lease.

Orchard Park, New York

  Unit 728 is located at 3019 Union Road. The building, built in 1980, consists of 5,600 square feet situated on a 75,000 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  In July 1995, Metromedia, the parent of Ponderosa, closed the Orchard Park, New York restaurant. In exchange for the closed Ponderosa, the Partnership agreed to accept the building and land underlying a Tony Roma's restaurant. The Tony Roma property is located at 3780 Towne Crossing Boulevard in Mesquite, Texas. The building, built in 1984, consists of 5,600 square feet situated on a 49,810 square foot parcel of land. The Tony Roma's restaurant provides additional base rent of approximately $2,000 per year plus percentage rents and future rent escalations upon exercise of lease renewals.

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

Joliet, Illinois

  Unit 129 is located at 2200 West Jefferson Street. The building, built in 1970, consists of 4,500 square feet situated on a 57,000 square parcel. The building was constructed utilizing brick and wood siding. This Ponderosa was received in exchange for Ponderosa Unit 1055 in Apopka, Florida, an original purchase of the Partnership, in December 1994.

  In June 1995, Metromedia, the parent of Ponderosa, closed the Joliet, Illinois Ponderosa with the intent of converting the site into a Bennigan's restaurant. Subsequently, Metromedia changed its position and with the approval of the Partnership have subleased this space to Texas Steakhouse, Inc. Ponderosa is still responsible to the Partnership under the terms of the original lease.

Franklin, Ohio

  Unit 1071 is located at 3320 Village Drive. The building, built in 1987, consists of 4,550 square feet situated on a 9,242 square foot parcel. The building was constructed utilizing wood siding over concrete block.

Herkimer, New York

  Unit 665 is located at the corner of State and King Streets. The building, built in 1979 and remodeled in 1988, consists of 5,817 square feet situated on a 44,932 square foot parcel. The building was constructed using wood siding over concrete block and face brick.

Sweden, New York

  Unit 876 is located at 6460 Brockport-Spencerport Road. The building, built in 1981 and remodeled in 1987, consists of 5,400 square feet situated on a 47,500 square foot parcel. The building was constructed using wood paneling over concrete block.

  On October 31, 1996, the Partnership's property located in Sweden, New York was damaged by a fire. As a result of this casualty, Ponderosa terminated its lease at this property as of December 31, 1996. The Partnership is contesting this lease termination. Subsequent to the lease termination, no rents have been received by the Partnership for this property.

  The Partnership has received approximately $200,000 in initial insurance proceeds to repair the fire damage to the property. In addition, upon completion of the repairs to the property, the Partnership will receive an additional $50,000 of insurance proceeds.

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

  In June 1997, Ponderosa closed and vacated this restaurant. Ponderosa, in accordance with the lease, continued to pay rent and certain occupancy costs for this property. In October 1997, Ponderosa and the Partnership agreed to sub-lease this property to a local tenant. Ponderosa continues to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

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

   In September 1997, Ponderosa and the Partnership agreed to sub-lease this property to a local franchisee. Ponderosa continues to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

Tipp City, Ohio

  Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

  Ponderosa closed this facility on June 1, 1997, but continues to pay rent to the Partnership per the terms of lease.

Mansfield, Ohio

  Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

  In January 1998, the joint venture sold this closed property to an unaffiliated third party for approximately $750,000. This sale resulted in an immaterial loss to the joint venture partnership.

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

Taco Bell:

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

  In 1994, the Partnership entered into a lease with Jasaza, Inc. to operate the Albion property as a Hardee's restaurant. However, on April 8, 1994, the Partnership was notified that Jasaza, Inc., was terminating its lease at the Albion Hardee's as of April 12, 1994. The Partnership continues to actively market this property for a replacement tenant.

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

  In April 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the Richmond, Virginia property. This new sub-tenant (Sino-American of Richmond, Virginia) began occupying this facility in September 1997. Foodmaker continues as the guarantor under the terms of the second sub-lease.

Charlotte, North Carolina

  Unit 373 is located at 2522 Sardis Road North at the intersection of Independence Boulevard. The property is situated on a 1.5 acre parcel and consists of a 7,270 square foot restaurant with a seating capacity for 280. The property opened in May 1990.

  In March 1996, a sub-tenant executed a second sub-lease with Chi-
Chi's for the Charlotte, North Carolina property.   This new sub-
tenant (Carolina Country BBQ of Charlotte, North Carolina) occupied the facility in June 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

Clarksville, Tennessee

  Unit 366 is located in Governor's Square Shopping Center at 2815 Guthrie Road in Clarksville. The property consists of a 5,678 square foot restaurant with seating for 180 people and is situated on an approximately 50,000 square foot parcel of land. The property opened in May 1990.

  In October 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the Clarksville, Tennessee property. This new sub-tenant (Loco Lupe of Clarksville, Tennessee) opened to the public on February 17, 1997. Foodmaker continues as the guarantor under terms of the second sub-lease.

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

                                            BRAUVIN HIGH YIELD FUND L.P. II
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1997
                                                                                  1997
                                                     PERCENT OF       1997  PERCENT OF      LEASE
                                          PURCHASE    ORIGINAL      RENTAL    RENTAL    EXPIRATION      RENEWAL
        PROPERTIES                         PRICE    UNITS SOLD      INCOME    INCOME     DATES          OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA     $ 2,677,500       6.9%    $  364,440      9.3%      2009      4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS         5,628,150      14.5%       710,049     18.2%      2003      4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI         381,200       1.0%        67,467      1.7%      2003      NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (A)                      246,300       0.6%            --       --         --      NONE
14 PONDEROSA RESTAURANTS             12,269,992      31.5%     1,581,149     40.4%    2003-2004   2 FIVE YEAR OPTIONS
3 CHILDREN'S WORLD LEARNING CENTERS   2,368,922       6.1%       307,023      7.9%    2004-2009   2 FIVE YEAR OPTIONS
3 AVIS LUBE OIL CHANGE CENTERS        1,539,964       4.0%       157,000      4.0%      2010      2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI(B)    897,348       2.3%        29,842       .8%    2010 NONE
HARDEE'S RESTAURANT -
 ALBION, MI PROPERTY (C)                883,477       2.3%            --       --         --      NONE
HARDEE'S RESTAURANT -
 NEWCASTLE, OK                          479,025       1.2%        62,557      1.6%      2010      2 TEN YEAR OPTIONS
BLOCKBUSTER VIDEO RENTAL              1,100,000       2.8%       148,715      3.8%      2010      2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS               3,369,000       8.6%       454,353     11.6%      2011      4 FIVE YEAR OPTIONS
26% OF 1 BLOCKBUSTER VIDEO STORE -
 CALLAWAY, FL                           263,596       0.7%        28,405      0.7%      2006      3 FIVE YEAR OPTIONS
                                    $32,104,474      82.5%    $3,911,000    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
      (A) SOLD FEBRUARY 18, 1994
      (B) RELEASED TO DAIRY QUEEN FRANCHISEE.  LEASE COMMENCED FEBRUARY 1, 1995.
      (C) FOR LEASE

Risks of Ownership

   The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. The Partnership may be unable to successfully locate a substitute tenant for the Albion, Michigan property due to the fact that the building had been designed or built primarily to house a specific operation. Thus, the Albion, Michigan property and other Partnership properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling.
Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 45% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa and in turn adversely affect the Ponderosa lessees' ability to pay rent to the Partnership.

Item 3.   Legal Proceedings.

   Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. With respect to the pending actions, the Partnership, the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander, are limited partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appeal court's finding that the District Courts order of January 16, 1998 (as described below) rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are limited partners in the Partnership, but have no relationship with the Affiliated Partnerships. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.


ITEM 4. Submission of Matters To a Vote of Security Holders.

        None.

                                PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1997, there were approximately 2,641 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired. However, there is no intent to redeem or purchase Units pending the Merger.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1997, 1996 and 1995 were $4,787,596, $1,814,767 and $3,582,492, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. See Item 7. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 accrues to the Purchaser and, therefore, the net income through July 31, 1996 will be distributed to the Limited Partners at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 accrues to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. As a result of the delays in closing the Merger, the Purchaser has agreed to allow periodic distributions of net income relating to the period from January 1, 1997 until the Merger is consummated. See Item 7.

  The Partnership provided for a reserve in its initial offering to fund cash distributions in excess of operating cash flow. Such payments from the reserve represent a return of capital and represent less than 2% of cumulative distributions through February 15, 1998.

Item 6.   Selected Financial Data.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
                Years Ended December 31, 1997, 1996 and 1995

                                1997         1996              1995
Selected Income Statement Data:
  Rental Income (a)         $4,239,915   $4,130,302         $4,192,243
  Interest Income              161,260       93,923             68,435

  Net Income                 2,677,113    1,824,011          3,039,738

  Net Income Per Unit (b)       $65.78       $45.23             $75.82

Selected Balance Sheet Data:
  Cash and Cash Equivalents  $1,198,267 $ 2,413,914         $1,374,779

  Land and Buildings         35,401,164  35,401,164         35,951,164
  Total Assets               31,464,133  33,290,582         33,207,008

  Cash Distributions to
Limited Partners (c)          4,787,596   1,814,767          3,582,492

  Cash Distributions to Limited
     Partners Per Unit (b)      $118.66     $45.00              $89.36

     (a) This includes $67,561, $67,561, and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1997, 1996 and 1995, respectively.

     (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     (c) This includes $5,863, $10,278 and $9,060 paid to various states for income taxes on behalf of all Limited Partners for the years 1997, 1996 and 1995, respectively.

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                      BRAUVIN HIGH YIELD FUND L.P. II
                      (a Delaware limited partnership)
                (not covered by Independent Auditors' Report)
                     Years Ended December 31, 1994 and 1993

                                            1994            1993
Selected Income Statement Data:
  Rental Income (a)                     $4,198,955     $4,128,233

  Interest Income                          31,248          12,876

  Net Income                            2,564,375       2,346,355

  Net Income Per Unit (b)                  $64.69          $57.82

Selected Balance Sheet Data:
 Cash and Cash Equivalents             $1,106,917       $ 799,390

  Land and Buildings                   35,951,164      36,727,348

  Total Assets                         33,630,071      34,704,875

  Cash Distributions to
    Limited Partners (b)               3,478,020       3,569,741

  Cash Distributions to Limited
    Partners Per Unit (b)                 $87.74          $90.22

     (a) This includes $73,122 of non-cash income related to the change in the deferred rent receivable balance for 1994.

     (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     (c) This includes $14,717 and $10,909 paid to various states for income taxes on behalf of all Limited Partners for the years 1994 and 1993, respectively.

          The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward -looking statements to reflect future events or circumstances.

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own year 2000 issues. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through December 31, 1997 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1997, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

  The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owns a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two Taco Bell restaurants, formed a 51% equity interest in an affiliated joint venture which purchased a Scandinavian Health Spa and purchased the land and buildings underlying seven additional Ponderosa restaurants. In 1990, the Partnership purchased the land and buildings underlying three Children's World Learning Centers, three Hardee's restaurants, one Blockbuster video store and three Avis Lubes. The Partnership purchased three Chi-Chi's restaurants in 1991.

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

  In January 1994, the Albion property was abandoned by its tenant.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At December 31, 1997, 1996 and 1995, $140,000 was due from the original General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1997 (a)   1996     1995      1994
February 15     $20.1875 $22.3597 $22.3597    $22.3597

May 15           18.8614  22.3597  22.3597     22.3597

August 15        22.8662      --   22.3597     22.3597

November 15 (b)  56.6001      --   22.3597     22.3597

(a) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

(b) The November 15, 1994 distribution rate does not include a return of capital distribution of $3.7524 per unit.

   Per the terms of the Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. This distribution will not change the effective sales price being received by the Partnership through the Merger; it will only adjust the timing of the payout dollar for dollar based on these earnings being distributed now. In addition, included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. These reserves will be re-established by the Partnership as soon as a definitive closing date is scheduled.

  During the years ended December 31, 1997, 1996 and 1995 the General Partners and their affiliates collected management fees of $37,668, $42,653 and $42,134, respectively, and did not receive any Operating Cash Flow distributions. However, in January 1998, the Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1997.

  Should the Merger not occur, future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Pursuant to the terms of the Merger Agreement, the Limited Partners will receive approximately $779.22 per Unit in cash (of this original amount approximately $31.13 has already been distributed to the Limited Partners). Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996.

  The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various pending legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

  By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 has already been distributed to Limited Partners in the December 31, 1997 distribution.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors II, Inc. is the Corporate General Partner. On April 23, 1997, Mr. David M. Strosberg resigned as an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner effective as of September 17, 1996. The General Partners will not receive any payment in exchange for the redemption of their general partnership interests nor will they receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Strosberg's or Mr. Froelich's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

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

  Although the Special Meeting was held and the necessary approvals received, the Merger has not been completed primarily due to the lawsuits that are still pending (see Item 3). The General
Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.

  Following receipt of Limited Partner approval, representatives of the Purchaser commenced in earnest the finalization of the Purchaser's financing and its due diligence review of the assets of the Partnership and those of the Affiliated Partnerships. The due diligence process revealed certain concerns relating to potential environmental problems at one of the properties of the Affiliated Partnerships. The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working diligently with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the merger price.

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement provides that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997, July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997,
respectively in the amounts of approximately $814,500, $761,000, $922,600 and $2,283,600, respectively. In addition, distributions of approximately $5,900 were paid to various states for income taxes on behalf of all Limited Partners. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

  The 1997 distributions are lower than prior distributions because the Partnership has incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owns three of them directly and has a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of December 31, 1997 two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant damage in a fire and this development will affect the Partnership's earnings in the short term in that Ponderosa is contesting the lease at the fire damaged property. As a result of the contesting of the lease by Ponderosa, the Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger.

Results of Operations - Years ended December 31, 1997 and 1996

  Results of operations for the year ended December 31, 1997 reflected net income of $2,677,113 compared to net income of $1,824,011 for the year ended December 31, 1996, an increase of approximately $853,100.

  Total income for the year ended December 31, 1997 was $4,410,859 as compared to $4,227,229 for the year ended December 31, 1996, an increase of approximately $183,600. The increase in total income was primarily due to a one time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Additionally, total income increased a result of an increase in interest income, which was the result of higher cash balances during 1997.

   Total expenses for the year ended December 31, 1997 were $1,459,974 as compared to $2,106,603 for the year ended December 31, 1996, a decrease of approximately $646,600. The decrease in total expenses was primarily due to the provision for impairment on an other than a temporary decline in the value of real estate of approximately $550,000, which was recorded in 1996. Additional expenses decreasing in 1997 were transaction costs of approximately $108,000 and a decrease in valuation fees of approximately $90,800. Partially offsetting the decrease in these expenses was an increase in general and administrative expenses of approximately $118,100, which was primarily the result of the Partnership recognizing certain receivables as uncollectible.

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

   Total income for the year ended December 31, 1996 was $4,227,229 as compared to $4,268,386 for the year ended December 31, 1995, a decrease of approximately $41,200. The decrease in total income is primarily due to the decreases in rental income. Interest income increased as a result of the Partnership having higher cash balances during 1996, however, rental income decreased due to decreased percentage rent earned at certain of the Partnership's properties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

         The Partnership does not engage in any hedge transactions or derivative financial instruments.

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

                                PART III
Item 10. Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:

  Brauvin Realty Advisors II, Inc., an Illinois corporation
  Mr. Jerome J. Brault, individually

  Brauvin Realty Advisors II, Inc. (the "Corporate General
Partner") was formed under the laws of the State of Illinois in 1988, with its issued and outstanding shares being owned by Messrs. Jerome J. Brault (beneficially)(44%), Cezar M. Froelich (44%) and
David M. Strosberg (12%).

  The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . . . . Chairman of the Board of
                                      Directors, President, Chief
                                      Executive Officer and Director

         Mr. B. Allen Aynessazian . . Treasurer and Chief Financial
                                      Officer

         Mr. James L. Brault  . . . . Vice President and Secretary

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate
General Partner.  He is a member and manager of Brauvin Real Estate
Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin
Management Company, Brauvin Advisory Services, Inc. and Brauvin
Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in
1959.

         MR. JAMES L. BRAULT (age 37) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary for Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in
Finance and Investments from George Washington University,
Washington, D.C. in 1987.  Mr. Brault is the son of Mr. Jerome J.
Brault.

         MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 1997 or 1995. An acquisition fee of $19,171 was paid in 1996 related to the purchase of the Bay County Venture.

  As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1997, 1996, and 1995, $140,000 was due from the
General Partners related to the Distribution Guaranty.

      An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $37,668, $42,653 and $42,134 in 1997, 1996 and 1995, respectively, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h & i)  Not applicable.

(j)      Compensation Committee Interlocks and Insider
         Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)      Not applicable.

(l)      Not applicable.


         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31,1997, 1996 and 1995:

                                     1997     1996       1995

 Selling commissions               $     --  $12,307   $48,712
 Management fees                    41,080     42,653   42,134
 Reimbursable operating expenses   172,954   135,590    80,583
 Legal fees                            239     3,993    11,642
 Acquisition fees                       --    19,171        --
 Transaction costs                      --    14,873        --

 As of December 31, 1997, the Partnership has made all payments to affiliates except for $3,412 related to management fees.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

 (b)     None of the officers and directors of the Corporate
         General Partner purchased Units.

 (c) Other than as described in the Proxy, the Partnership is not aware of any arrangements which may result in a change in control of the Partnership.

 No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13. Certain Relationships and Related Transactions.

        (a & b ) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate
        General Partner, as described in the sections of the Partnership's Prospectus, as supplemented, entitled
        "Compensation Table" and"Conflicts of Interest" at pages
        10 to 15 and the section of the Agreement entitled
        "Rights, Duties and Obligations of Ge neral Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich, a former Individual
        General Partner and a shareholder of the Corporate Gerneral Partner, is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership, the General Partners and certain of itsaffiliates.

        (c) The original General Partners owe the Partnership, at
        December 31, 1997, 1996 and 1995, approximately
        $140,000.

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

(21)    Subsidiaries of the Registrant.

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

(b)     Form 8-K.      None

(c) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing.


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

                         By:/s/ B. Allen Aynessazian

                             B. Allen Aynessazian
                             Chief Financial Officer and
                             Treasurer

                         By:/s/ James L. Brault

                             James L. Brault
                             Executive Vice President and Secretary


                        INDIVIDUAL GENERAL PARTNER


                        By:/s/ Jerome J. Brault

                            Jerome J. Brault





DATED: March 31, 1998

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                           Page

Independent Auditors' Report . . . . . . . . . . . . . .. . F-2

Consolidated Financial Statements:

Consolidated Balance Sheets, December 31, 1997 and 1996 . . F-3

Consolidated Statements of Operations, for the years
ended December 31, 1997, 1996 and 1995 . . . . . . . .      F-4

Consolidated Statements of Partners' Capital, for the years
ended December 31, 1997, 1996 and 1995 . . . . . . . .      F-5

Consolidated Statements of Cash Flows, for the years ended
December 31, 1997, 1996 and 1995 . . . . . . . . . . .      F-6

Notes to Consolidated Financial Statements . . . . . .      F-7

Schedule III -- Real Estate and Accumulated Depreciation,
December 31, 1997. . . . . . . . . . . . . . . . . . . . . F-27

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable, or not material.

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of Brauvin High Yield Fund L.P. II (a limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Chicago, Illinois
February 7, 1998

                              BRAUVIN HIGH YIELD FUND L.P. II
                              (a Delaware limited partnership)

                                CONSOLIDATED BALANCE SHEETS

                                          December 31,          December 31,
                                                    1997                  1996
ASSETS
Investment in real estate (Note 6):
   Land                                     $10,961,124      $10,961,124
   Buildings                                 24,440,040       24,440,040
                                             35,401,164       35,401,164
   Less: Accumulated depreciation            (6,066,215)      (5,357,473)
   Net investment in real estate             29,334,949       30,043,691

Investment in Brauvin Bay
 County Venture (Note 7)                        275,500          283,793
Cash and cash equivalents                     1,198,267        2,413,914
Rent receivable                                  79,726           37,063
Deferred rent receivable                        410,100          342,539
Due from General Partners (Note 5)              140,000          140,000
Other assets                                     25,591           29,582
       Total Assets                         $31,464,133      $33,290,582

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                   $   165,430      $    59,233
Rent received in advance                         50,768          142,596
Due to an affiliate                               3,412               --
Undisbursed insurance proceeds                  199,452               --
Tenant security deposits                         87,992               --
       Total Liabilities                        507,054          201,829

MINORITY INTEREST:
 Brauvin High Yield Venture                      31,007           32,374
 Brauvin Funds Joint Venture                  2,431,037        2,450,861

PARTNERS' CAPITAL:
General Partners                                342,441          319,429
Limited Partners                             28,152,594       30,286,089
       Total Partners' Capital               28,495,035       30,605,518
       Total Liabilities and
        Partners' Capital                   $31,464,133      $33,290,582

   See accompanying notes to consolidated financial statements

                              BRAUVIN HIGH YIELD FUND L.P. II
                              (a Delaware limited partnership)

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the years ended December 31, 1997, 1996 and 1995

                                       1997             1996         1995
INCOME
Rental (Note 4)                        $4,239,915  $4,130,302  $4,192,243
Interest                                  161,260      93,923      68,435
Other                                       9,684       3,004       7,708
  Total income                          4,410,859   4,227,229   4,268,386

EXPENSES
General and administrative                363,643     245,571     161,125
Management fees (Note 3)                   41,080      42,653      42,134
Amortization of deferred
 organization costs and
 other assets                               1,200       2,497       5,427
Depreciation                              708,742     722,089     722,089
Transaction costs (Note 8)                345,309     453,013          --
Valuation fees                                 --      90,780          --
Provision for
 impairment(Note 6)                            --     550,000          --
  Total expenses                        1,459,974   2,106,603     930,775
Income before minority and
 equity interests'
 share of net income                    2,950,885   2,120,626   3,337,611

Minority interest share
 in net income:
  Brauvin High Yield Venture               (5,833)     (5,828)     (5,967)
  Brauvin Funds Joint Venture            (286,426)   (291,814)   (291,906)
Equity interest in:
  Brauvin Bay County Venture's
  net income                               18,487       1,027          --
Net Income                            $ 2,677,113  $1,824,011  $3,039,738
Net income allocated to the
 General Partners                     $    23,012          --          --
Net income allocated to the
 Limited Partners                     $ 2,654,101  $1,824,011  $3,039,738
Net income per
 Unit outstanding (a)                 $     65.78  $    45.23  $    75.82

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

See accompanying notes to consolidated financial statements

                              BRAUVIN HIGH YIELD FUND L.P. II
                              (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                For the years ended December 31, 1997, 1996 and 1995

                                  General         Limited
                                  Partners        Partners *     Total

Balance, January 1, 1995              $319,429   $30,417,672  $30,737,101

Contributions, net                          --       446,338      446,338
Selling commissions and
 other offering costs                       --       (60,173)     (60,173)
Net income                                  --     3,039,738    3,039,738
Cash distributions                          --    (3,582,492)  (3,582,492)
Balance, December 31, 1995             319,429    30,261,083   30,580,512

Contributions, net                          --        30,965       30,965
Selling commissions and
 other offering costs                       --       (15,203)     (15,203)
Net income                                  --     1,824,011    1,824,011
Cash distributions                          --    (1,814,767)  (1,814,767)
Balance, December 31, 1996             319,429    30,286,089   30,605,518

Net income                              23,012     2,654,101    2,677,113
Cash distributions                          --    (4,787,596)  (4,787,596)
Balance, December 31, 1997            $342,441   $28,152,594  $28,495,035

* Total Units outstanding at December 31, 1997, 1996 and 1995 were 40,347, 40,347, and 40,316, respectively. Cash distributions to Limited Partners per Unit were $118.66, $45.00, and $89.36 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

 See accompanying notes to consolidated financial statements

                              BRAUVIN HIGH YIELD FUND L.P. II
                              (a Delaware limited partnership)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the years ended December 31,

                                         1997       1996        1995
Cash Flows From Operating Activities:

Net income                            $2,677,113  $1,824,011 $3,039,738
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization            709,942     724,586    727,516
Provision for impairment                     --      550,000        --
Minority interest's share of income:
 Brauvin High Yield Venture                5,833       5,828      5,967
 Brauvin Funds Joint Venture             286,426     291,814    291,906
Equity interest share of income
 from Brauvin Bay County Venture        (18,487)     (1,027)        --
(Increase) decrease in rent
 receivable                             (42,663)     19,912      9,639
Increase in deferred rent receivable    (67,561)    (67,561)  (67,561)
Decrease (increase) in other assets       2,791        (654)   (7,652)
Increase (decrease) in accounts
 payable and accrued expenses           106,197      (2,526)  (69,745)
(Decrease) increase in rent
 received in advance                    (91,828)     84,252  (148,133)
Increase (decrease)in due to affiliates   3,412         --     (3,469)
Increase in tenant security deposits     87,992         --        --
Net cash provided by operating
 activities                           3,659,167  3,428,635   3,778,206
Cash Flows From Investing Activities:
Investment in Brauvin Bay County
 Venture                                  --      (282,766)        --
Increase in undisbursed insurance
 proceeds                               199,452          --         --
Distributions from Brauvin Bay
 County Venture                          26,780          --         --
Net cash provided by (used in)
 investing activities                   226,232    (282,766)        --

Cash Flows From Financing Activities:
Sale of Units, net of liquidations,
 selling  commissions and other
 offering costs                             --      18,658        397,627
Cash distributions to Limited
 Partners                            (4,787,596) (1,814,767)   (3,582,492)
Decrease in due from General Partners       --      10,175         17,521
Decrease in due to General Partners         --         --         (23,000)
Cash distribution to minority interest:
 Brauvin High Yield Venture              (7,200)     (7,200)       (6,400)
 Brauvin Funds Joint Venture           (306,250)   (313,600)     (313,600)
Net cash used in financing activities(5,101,046) (2,106,734)   (3,510,344)
Net (decrease) increase in cash
 and cash equivalents                (1,215,647)  1,039,135       267,862
Cash and cash equivalents at
 beginning of year                    2,413,914   1,374,779     1,106,917
Cash and cash equivalents at
 end of year                         $1,198,267  $2,413,914    $1,374,779


      See accompanying notes to consolidated financial statements

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which will involve "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 1997, 1996 and 1995, the Partnership has sold $42,982,178, $42,982,178, and $42,837,384 of Units, respectively.
These totals include $4,059,178, $4,059,178, and $3,914,384 of
Units, respectively, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, $2,886,915 and $2,773,086 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1997, 1996 and 1995, respectively. As of
December 31, 1997, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

 The Partnership has acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, one Blockbuster Video store, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a Blockbuster Video store, respectively. In 1995, the Partnership and Metromedia, the parent of Ponderosa Restaurants, exchanged one of the Ponderosa restaurants for a Tony Roma's restaurant. The Partnership's acquisition process is now completed except to the extent funds raised through the Plan are sufficient to purchase additional properties.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997, 1996 and 1995, except as described in Note 6.

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

 The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses;
rent received in advance; due to an affiliate; undisbursed insurance proceeds; and tenant security deposits.

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

 The orignal General Partners owe the Partnership $140,000 at
December 31, 1997 and 1996, relating to the Distribution Guaranty
Reserve.

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

 An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.
 Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                             1997                1996                1995
Selling commissions        $    --             $12,307             $48,712
Management fees             41,080              42,653              42,134
Reimbursable operating
  expenses                 172,954             135,590              80,583
Legal fees                     239               3,993              11,642
Acquisition fees                --              19,171                  --
Transaction costs               --              14,873                  --

   As of December 31, 1997, the Partnership has made all payments to affiliates except for $3,412 related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases.

  The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases as of December 31, 1997:

  Year ending December 31:

     1998                     $ 3,921,129
     1999                       3,969,473
     2000                       3,902,646
     2001                       3,900,146
     2002                       3,900,146
     Thereafter                14,308,166
                              $33,901,706

  Additional rent based on percentages of tenant sales increases was $164,769, $83,633 and $129,786 in 1997, 1996 and 1995,
respectively.

         Approximately 58% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restuarants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

(5) WORKING CAPITAL RESERVES

         As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash
Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date
(February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The original General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

         In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1997, 1996 and 1995, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(6)      PROVISION FOR IMPAIRMENT

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

(7)      INVESTMENT IN JOINT VENTURE

         The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method.
The following are condensed financial statements for the Brauvin
Bay County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                        December 31,             December 31,
                                 1997                     1996

Land and buildings, net     $1,051,588                   $1,069,277
Other assets                    11,989                       13,531
                            $1,063,577                   $1,082,808

Liabilities                 $   13,820                   $    1,155
Partners' capital            1,049,757                    1,081,653
                            $1,063,577                   $1,082,808

                                                         Period from
                                                     October 31, 1996
                                                           Year Ended
                                                       (inception) to
                                     December 31,         December 31,
                                            1997              1996

Rental income                           $109,985            $18,502

Expenses:
  Depreciation                            17,689              2,898
  Management fees                          1,178                191
  Operating and administrative            20,014             11,463
                                          38,881             14,552
Net income                              $ 71,104             $3,950

(8)      MERGER AND LITIGATION

         Merger

         Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger
(the "Merger") of its Units. In connection with the Merger, the Limited Partners will receive approximately $779.22 per Unit in cash (of this original amount approximately $31.13 has already been distributed to the Limited Partners in the December 31, 1997 distribution). Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates
(this amendment, together with the Merger shall be referred to herein as the "Transaction").

         The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets at April 1, 1996 to be $30,183,300, or $748.09 per Unit. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original purchase price approximately $31.13 has already been distributed to the Limited Partners in the December 31, 1997 distribution.

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

         The due diligence review has also raised questions regarding the interpretation of certain terms in the leases governing some of the Partnership's and the Affiliated Partnerships' properties. A very significant tenant is interpreting certain purchase options contained in its leases in a way that would cause the value of the properties leased by such tenant to be significantly below the Cushman & Wakefield appraised value. Members of management of the Partnership and the Affiliated Partnerships have been working with the Purchaser to assess these risks and to resolve them in a way that will allow the Merger and the related transactions to be consummated without any changes to the terms or the Merger price.

         In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to March 31, 1998. It is anticipated that the Merger Agreement will be extended past March 31, 1998 in the hope that the pending litigation will be resolved.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December
31, 1997 were made to the Limited Partners on March 31, 1997, July
15, 1997, October 22, 1997 and December 31, 1997, respectively in the amounts of approximately $814,500, $761,000, $922,600 and $2,283,600, respectively. In addition, distributions of approximately $5,900 were paid to various states on behalf of all limited partners in 1997. Net earnings accruing after December 31, 1997 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger.

         Litigation

         Two legal actions, as hereinafter described, are pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General
Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. With respect to the pending actions, the Partnership, the General Partners and their named affiliates deny all allegations set forth in the complaints and are vigorously defending against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander, are limited partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that are proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief, as well as compensatory and punitive damages, relating to the Transaction.

  On October 2, 1996, the District Court certified plaintiffs' proposed class as all of the limited partners of the Partnership and of the Affiliated Partnerships, and appointed plaintiffs' counsel, The Mills Law Firm, as counsel for the class. On October 2, 1996, the District Court also conducted a hearing on plaintiffs' motion to preliminarily enjoin the special meetings of the limited partners and the Transaction. The District Court denied plaintiffs' motion for a preliminary injunction at the conclusion of the October 2, 1996 hearing.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. These cross-motions for partial summary judgement were taken under advisement by the District Court, and the District Court has yet to issue a ruling.

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs have named the Partnership as a "Nominal Defendant." Plaintiffs have also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appeal court's finding that the District Courts order of January 16, 1998 (as described below) rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation.

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

  Notably, the complaint was filed by two of the same parties, Scialpi and Friedlander, who were plaintiffs in the Florida lawsuit, which is described above. As also described above, Scialpi and Friedlander are limited partners in the Partnership, but have no relationship with the Affiliated Partnerships. On August 15, 1997, the plaintiffs filed an amended complaint dropping Benjamin Siegel as a plaintiff. The plaintiffs are also represented by the same lawyers that represented them in the Florida lawsuit.

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997.

(9)     SUBSEQUENT EVENT - PROPERTY SALE

  In January 1998, Ponderosa unit 850, located in Mansfield, Ohio, was sold by its joint venture partnership. This closed property was sold to an unaffiliated third party for approximately $750,000. This sale resulted in an immaterial loss to the Partnership.

                                                       SCHEDULE III
                                              BRAUVIN HIGH YIELD FUND L.P.II
                                             (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1997
                                                                                                Gross Amount at Which Carried
                                          Initial Cost                                      at  Close of Period
                                                Buildings     Cost of              Buildings
                                                  and         Subsequent            and                 Accumulated      Date
   Description           Encumbrances(c)  Land Improvements  Improvements  Land   Improvements  Total   Depreciation(b) Acquired
Ponderosas - BHYF II          $  0   $ 3,907,384  $9,117,233    $0  $ 3,907,384 $ 9,117,233 $13,024,617 $2,289,988  9/88-11/89
Ponderosas - BHYV                0     1,810,770   4,225,129     0    1,810,770   4,225,129   6,035,899  1,111,813  9/88
Taco Bell                        0       128,236     299,218     0      128,236     299,218     427,454     76,575  1/89
Scandinavian Health Spa-BFJV     0     1,657,861   3,868,342     0    1,657,861   3,868,342   5,526,203    929,895  7/89
Children's World Learning
  Centers                        0       771,140   1,799,327     0      771,140   1,799,327   2,570,467    384,929  1/90-9/90
Hardee's Restaurants             0       729,798   1,702,861     0      414,798     967,861   1,382,659    311,792  5/90-7/90
Avis Lubes                       0       507,620   1,184,448     0      507,620   1,184,448   1,692,068    253,782  6/90-8/90
Blockbuster Video Store          0       354,644     827,501     0      354,644     827,501   1,182,145    174,672  9/90
Chi-Chi's Restaurants            0     1,408,671   2,150,981     0    1,408,671   2,150,981   3,559,652    532,769  3/91
                                $0   $11,276,124 $25,175,040    $0  $10,961,124 $24,440,040 $35,401,164 $6,066,215

<F1>
NOTES:
  (a)  The cost of this real estate is $36,451,166  for tax purposes (unaudited).  The buildings are depreciated over approximately  35 years using the straight line method.  The properties were constructed between 1969 and 1990.
  (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                    1997         1996          1995
        Balance at beginning of year            $  35,401,164     $35,951,164   $35,951,164
        Subtractions - land and buildings (d)         --             (550,000)       ----
        Balance at end of year                  $  35,401,164     $35,401,164   $35,951,164

         Accumulated depreciation                       1997         1996          1995
        Balance at beginning of year            $   5,357,473     $ 4,635,384   $ 3,913,295

        Provision for depreciation                    708,742          722,089      722,089
        Balance at end of year                  $   6,066,215     $  5,357,473  $ 4,635,384

<F2>
(c)    Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.
       100% of the land and buildings were paid for with funds contributed by the Limited Partners.
(d)    The 1996 amount reflects  a provision for impairment on land of $165,000 and buildings of $385,000 related to the properties in St. Johns and Albion, Michigan.

                                EXHIBITS

                                   TO

                    BRAUVIN HIGH YIELD FUND L.P. II
                        FORM 10-K ANNUAL REPORT
                           FOR THE YEAR ENDED
                           DECEMBER 31, 1997

                            EXHIBIT INDEX

                   BRAUVIN HIGH YIELD FUND L.P. II

                              FORM 10-K

             For the fiscal year ended December 31, 1997





   Exhibit (21)    Subsidiaries of the Registrant
   Exhibit (27)    Financial Data Schedule

                        Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                         Illinois

Brauvin Funds Joint Venture                        Illinois

Brauvin Bay County Venture                         Illinois