Form 10-Q
period 1998-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1998-05-15
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 1998

                                or

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

                           (312)443-0922
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

                BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX

                                                                         Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . .                     3

        Consolidated Balance Sheets at March 31, 1998
        and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Operations for the
        three months ended March 31, 1998 and 1997. . . . . . . . . . .    5

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1997 to March 31, 1998 . . . . . . . . .    6

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and 1997. . . . . . . . . . . . . .    7

        Notes to Consolidated Financial Statements. . . . . . . . . . .    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . .    28

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . .    38

                  PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . .                     39

Item 2. Changes in Securities. . . . . . . . . . . . .                     44

Item 3. Defaults Upon Senior Securities. . . . . . . .                     44

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .      44

Item 5. Other Information. . . . . . . . . . . . . . .                     44

Item 6. Exhibits and Reports on Form 8-K . . . . . . .                     45

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46

                PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to March 31, 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                March 31,    December 31,
                                                 1998                1997
ASSETS
Investment in real estate:
   Land                                          $10,603,721  $10,961,124
   Buildings                                      23,606,097   24,440,040
                                                  34,209,818   35,401,164
   Less: Accumulated depreciation                 (6,040,819)  (6,066,215)
   Net investment in real estate                  28,168,999   29,334,949

Investment in Brauvin Bay
 County Venture (Note 5)                             274,103      275,500
Cash and cash equivalents                          2,736,242    1,198,267
Rent receivable                                       86,941       79,726
Deferred rent receivable                             426,990      410,100
Due from General Partners (Note 3)                   140,000      140,000
Other assets                                          25,291       25,591
       Total Assets                              $31,858,566  $31,464,133
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                        $   178,011  $   165,430
Rent received in advance                              35,670       50,768
Due to an affiliate                                    3,718        3,412
Undisbursed insurance proceeds                       199,452      199,452
Security deposits                                     85,903       87,992
            Total Liabilities                        502,754      507,054

MINORITY INTEREST:
 Brauvin High Yield Venture                           22,080       31,007
 Brauvin Funds Joint Venture                       2,424,587    2,431,037

PARTNERS' CAPITAL:
General Partners                                     333,489      342,441
Limited Partners                                  28,575,656   28,152,594
       Total Partners' Capital                    28,909,145   28,495,035
       Total Liabilities and
        Partners' Capital                        $31,858,566  $31,464,133

   See accompanying notes to consolidated financial statements

                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,
                                            1998                 1997
INCOME
Rental                                     $1,010,043        $1,035,421
Interest                                       31,129            34,953
Other                                              98               653
       Total income                         1,041,270         1,071,027

EXPENSES
General and administrative                     82,535            74,951
Management fees (Note 3)                       10,123            10,418
Amortization of deferred
 organization costs and
 other assets                                     300               300
Depreciation                                  171,250           175,655
Provision for impairment                      130,000                --
Transaction costs (Note 6)                     34,383            53,939
       Total expenses                         428,591           315,263
Income before loss on sale of
property and minority and
  equity interests' share
  of net income                               612,679           755,764
Loss on sale of property                     (112,104)               --
Income before minority and
  equity interests' share
  of net income                               500,575           755,764
Minority interest share
 in net income:
  Brauvin High Yield Venture                      (78)           (1,470)
  Brauvin Funds Joint Venture                 (71,950)          (68,575)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                    5,363             4,718
Net income                                 $  433,910        $  690,417
Net income allocated to the
 General Partners                          $   10,848        $       --
Net income allocated to the
 Limited Partners                          $  423,062        $  690,417
Net income per
 Unit outstanding (a)                      $    10.49        $    17.11

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

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1997 to March 31, 1998

                                       General        Limited
                                      Partners      Partners*      Total

Balance January 1, 1997               $319,429    $30,286,089   $30,605,518
Net income                              23,012      2,654,101     2,677,113
Cash distributions                          --     (4,787,596)   (4,787,596)

Balance, December 31, 1997             342,441     28,152,594    28,495,035

Net income                              10,848        423,062       433,910
Cash distributions                     (19,800)            --       (19,800)
Balance, March 31, 1998               $333,489    $28,575,656   $28,909,145



* Total Units outstanding at March 31, 1998 and December 31, 1996 were 40,347. Cash distributions to Limited Partners per Unit were $118.66 for the year ended December 31, 1997. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.








    See accompanying notes to consolidated financial statements.
                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31,
                                                       1998         1997
Cash Flows From Operating Activities:
Net income                                           $433,910  $  690,417
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                         171,550     175,955
Provision for impairment                              130,000          --
Loss on sale of property                              112,104          --
Minority interest's share of income from:
 Brauvin High Yield Venture                                78       1,470
 Brauvin Funds Joint Venture                           71,950      68,575
Equity interest share of income
 from Brauvin Bay County Venture                       (5,363)     (4,718)
Change in rent receivable                              (7,215)      9,872
Change in deferred rent receivable                    (16,890)    (16,890)
Change in other assets                                     --       2,793
Change in accounts payable
 and accrued expenses                                  12,581     (10,109)
Change in rent received in advance                    (15,098)    (36,731)
Change in due to affiliates                               306           -
Change in security deposits                            (2,089)         --
Net cash provided by operating activities             885,824     880,634

Cash Flows From Investing Activities:
Proceeds from the sale of property                    752,596          --
Distributions from Brauvin Bay
 County Venture                                         6,760       6,500
Cash provided by investing activities                 759,356       6,500

Cash Flows From Financing Activities:
Cash distributions to General Partners                (19,800)         --
Cash distributions to Limited Partners                     --    (814,504)
Return of capital to minority interest
 in Brauvin High Yield Venture                         (7,505)         --
Cash distribution to minority interest:
 Brauvin High Yield Venture                            (1,500)     (1,800)
 Brauvin Funds Joint Venture                          (78,400)    (73,500)
Cash used in financing activities                    (107,205)   (889,804)
Net increase (decrease)in cash and
 cash equivalents                                   1,537,975      (2,670)
Cash and cash equivalents at
 beginning of period                                1,198,267   2,413,914
Cash and cash equivalents at
 end of period                                     $2,736,242  $2,411,244

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

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 1998 and December 31, 1997, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1998 and December 31, 1997. As of March 31, 1998, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 or December 31, 1997, except as described below.

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

 During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in real estate for the Ponderosa located in Sweden, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition percentages of 30% (land) and 70% (building).

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

 The fair value estimates presented herein are based on information available to management as of March 31, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 The original General Partners owe the Partnership $140,000 at
March 31, 1998 and December 31, 1997, relating to the Distribution Guaranty Reserve.

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

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the three months ended
March 31, 1998 and 1997 were as follows:

                                                 1998                1997

Management fees                                $10,123             $10,418
Reimbursable operating
  expenses                                      33,525              48,469

   As of March 31, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $3,718 and $3,412, respectively, related to management fees.

(4) WORKING CAPITAL RESERVES

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1998 and December 31, 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(5)  INVESTMENT IN JOINT VENTURE

                   BRAUVIN BAY COUNTY VENTURE

                              March 31,                     December 31,
                                 1998                          1997
Land and buildings, net        $1,047,176                    $1,051,588
Other assets                        1,947                        11,989
                               $1,049,123                    $1,063,577

Liabilities                    $    4,740                    $   13,820
Partners' capital               1,044,383                     1,049,757
                               $1,049,123                    $1,063,577


                 Three Months Ended March 31,

                                    1998               1997

Rental and other income          $ 27,357           $27,914

Expenses:
 Depreciation                       4,412             2,984
 Management fees                      291               292
 Operating and administrative       2,027             6,493
                                    6,730             9,769

Net Income                       $ 20,627           $18,145

(6)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998 (the "Merger Agreement"), the Partnership proposes to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Promptly upon consummation of the Merger, the Partnership will cease to exist and the Purchaser, as the surviving entity, will succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units approved the Merger on November 8, 1996. By approving the Merger, the Limited Partners also approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets at April 1, 1996 to be $30,183,300, or $748.09 per Unit. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $31.13 was distributed to the Limited Partners in the December 31, 1997 distribution.

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

  Following receipt of Limited Partner approval, the Purchaser commenced the finalization of the Purchaser's financing and its due diligence review of the Assets and the assets of the Affiliated Partnerships (as defined below). The due diligence process has revealed certain concerns relating to potential environmental
problems at one property of the Affiliated Partnerships.   A plan
for the remediation (including the projected expenses) has been developed by the Affiliated Partnership.

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

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement entered into by the Partnership and the Purchaser provide that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

  Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1997 to September 30, 1997 and October 1, 1997 to December 31, 1997 were made to the Limited Partners on March 31, 1997, July 15, 1997, October 22, 1997 and December 31, 1997, respectively, in the amounts of approximately $814,500, $761,000, $922,600 and $2,283,600, respectively. In addition, distributions of approximately $5,900 were paid to various states on behalf of all Limited Partners in 1997.

  A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $884,000. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. See Note
7.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Commission by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

  On April 2, 1997, plaintiffs again requested that the District Court enjoin the closing of the Transaction. After conducting a lengthy hearing on May 1, 1997, the District Court denied plaintiffs' motion to preliminarily enjoin the closing of the Transaction with the Purchaser. Plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals from the District Court's May 1, 1997 order denying plaintiffs' motion to preliminarily enjoin the closing of the Transaction. This appeal was dismissed by the Seventh Circuit Court of Appeals on January 23, 1998, based on the appeal court's finding that the District Court's order of January 16, 1998 (as described below) rendered the appeal moot.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

(7)  PROPERTY SALE

  In January 1998, Ponderosa unit 850, located in Mansfield, Ohio, was sold by its joint venture partnership. This closed property was sold to an unaffiliated third party for approximately $750,000. This sale resulted in a loss to the Partnership of approximately $112,000. The proceeds from the Partnership from this sale were included with the May 15, 1998 distribution to the Limited Partners.

(8)     SUBSEQUENT EVENT

  In April 1998, Ponderosa unit 876, located in Sweden, New York, was sold by the Partnership. This closed property was sold to an unaffiliated third party for approximately $425,000. In addition, as a result of the sale, the Partnership transferred the undisbursed insurance proceeds of $199,452 from its reserve account to its general cash account. The sale resulted in a loss to the Partnership of approximately $130,000, which was recognized as a provision for impairment during the first quarter of 1998.
However, the Partnership is continuing to pursue its lawsuit against the former tenant for lost rents.

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

     The Plan raised $4,059,178 through March 31, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1998, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in real estate for the Ponderosa located in Sweden, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition percentages of 30% (land) and 70% (building).

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

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1998 (a)   1997 (b)  1996     1995
February 15    $21.9087   $20.1875 $22.3597 $22.3597
May 15                    18.8614   22.3597  22.3597
August 15                 22.8662        --  22.3597
November 15 (c)           56.6001        --  22.3597

(a) The 1998 distribution was made on May 8, 1998 and the amount indicated above does not include a return of capital of approximately $18.4152 per unit.

(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

(c) The November 15, 1994 distribution rate does not include a return of capital distribution of $3.7524 per unit.

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

  During the three months ended March 31, 1998 and the year ended
December 31, 1997 the General Partners and their affiliates earned management fees of $10,123 and $41,080, respectively, and received $19,800 and $0, respectively, for Operating Cash Flow distributions.

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

  The redemption price to be paid to the Limited Partners in connection with the Merger is based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 was distributed to Limited Partners in the December 31, 1997 distribution.

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

  In accordance with the terms of the Merger Agreement, the General Partners suspended all distributions to Limited Partners; however, as a result of the unforeseen delays brought about by the litigation and the due diligence issues highlighted above, the General Partners felt it was appropriate that an earnings distribution be made to the Limited Partners. Although the terms of the Merger Agreement provides that the Assets being acquired by the Purchaser in connection with the Merger include all earnings of the Partnership from and after August 1, 1996, the Purchaser has agreed to allow the Partnership to make distributions to the Limited Partners of net earnings for the period from and after January 1, 1997 until the Merger is consummated. In exchange, the Partnership has agreed to extend the termination date of the Merger Agreement to June 30, 1998 to allow the Purchaser time to complete its due diligence. It is anticipated that the Merger Agreement will be extended past June 30, 1998 in the hope that the pending litigation will be resolved.

  The litigation, as described herein, has now been pending for approximately 20 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. The delay and expense of this action continues to frustrate the will and majority vote of the Interest Holders. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

  The 1997 distributions were lower than prior distributions because the Partnership incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of March 31, 1998 two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant damage in a and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses.

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

  A cash distribution of the Partnership's net earnings for the period January 1, 1998 to March 31, 1998 was made to Limited Partners on May 8, 1998 in the amount of approximately $884,000. Net earnings accruing after March 31, 1998 through the closing date will be included with the final cash distribution to the Limited Partners from the Merger. However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000.

Results of Operations - Three months ended March 31, 1998 and 1997

  Results of operations for the three months ended March 31, 1998 reflected net income of $433,910 compared to net income of $690,437 for the three months ended March 31, 1997, a decrease of approximately $126,500. The decrease in net income is primarily due to the $130,000 provision for an other than temporary decline in the value of the Ponderosa property located in Sweden, New York and $112,104 loss on the sale of the property located in Mansfield, Ohio during the first quarter of 1998.

  Total income for the three months ended March 31, 1998 was $1,041,270 as compared to $1,071,027 for the period ended March 31, 1997, a decrease of approximately $29,800. The decrease in total income is primarily due to the decrease in rental income, which was primarily the result the January property sale.

  Total expenses for the three months ended March 31, 1998 were $298,591 as compared to $315,263 for the period ended March 31, 1997, an decrease of approximately $16,700. The decrease in expenses was primarily due to an decrease in Transaction costs of approximately $19,600.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk.

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

  On April 2, 1997, the Court granted plaintiffs' leave to again amend their complaint. In their second amended complaint, plaintiffs named the Partnership as a "Nominal Defendant." Plaintiffs also added a new claim, alleging that the General Partners violated certain of the rules of the Securities and Exchange Commission (the "Commission") by making false and misleading statements in the Proxy. Plaintiffs also allege that the General Partners breached their fiduciary duties, breached various provisions of the Agreement, violated the Illinois Deceptive Trade Practice Act, and violated section 17-305 of the Delaware Revised Uniform Limited Partnership Act. The General Partners deny those allegations and will continue to vigorously defend against these claims.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. Further, the Financial Advisor is to recommend a strategy and procedure that will allow for the efficient and expedient disposition of the Partnership's properties. The General Partners anticipate that the Financial Advisor will make its recommendations to the Special Master in the second quarter of 1998. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses.

  C. The Scialpi Illinois Lawsuit

  On June 20, 1997, another lawsuit was filed in the United States District Court for the Northern District of Illinois, styled Benjamin Siegel, Rebecca Scialpi, Helen Friedlander, and BHS & Associates, Inc. v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., James L. Brault, Brauvin Real Estate Funds LLC, Brauvin High Yield Fund L.P., Brauvin High Yield Fund II L.P., Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket number 97 C 4450. The Partnership and the Affiliated Partnerships are each named as "Nominal Defendant" in the lawsuit, Jerome J. Brault and the Corporate General Partner of the Partnership, as well as the corporate general partners of the Affiliated Partnerships, have been named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, is also named as a defendant.

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

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission Of Matters To a Vote of Security Holders.

        None.

ITEM 5. Other Information.

    On May 15, 1998, B. Allen Aynessazian resigned as Chief
Financial Officer from the Corporate General Partner.  Mr.
Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

                    DATE: May 15, 1998



                    BY:   /s/ B. Allen Aynessazian
                          B. Allen Aynessazian
                          Chief Financial Officer and Treasurer

                    DATE: May 15, 1998