Form 10-Q
period 1998-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1998-08-20
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended         June 30, 1998

                                or

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

                           (312)759-7660
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                             INDEX

                                                                        Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . .                   3

        Consolidated Balance Sheets at June 30, 1998
        and December 31, 1997 . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of Operations for the
        six months ended June 30, 1998 and 1997 . . . . . . . . . . . .  5

        Consolidated Statements of Operations for the
        three months ended June 30, 1998 and 1997 . . . . . . . . . . .  6

        Consolidated Statements of Partners' Capital for
        the periods January 1, 1997 to June 30, 1998. . . . . . . . . .  7

        Consolidated Statements of Cash Flows for the
        three months ended June 30, 1998 and 1997 . . . . . . . . . . .  8

        Notes to Consolidated Financial Statements. . . . . . . . . . .  9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . 25

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . 33

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . .                  38

Item 2. Changes in Securities. . . . . . . . . . . . .                  38

Item 3. Defaults Upon Senior Securities. . . . . . . .                  38

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

Item 5. Other Information. . . . . . . . . . . . . . .                  38

Item 6. Exhibits and Reports on Form 8-K . . . . . . .                  38

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to June 30, 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                                     June 30, December 31,
                                                        1998         1997
ASSETS
Investment in real estate:
   Land                                          $10,371,772  $10,961,124
   Buildings                                      23,064,882   24,440,040
                                                  33,436,654   35,401,164
   Less: Accumulated depreciation                 (6,035,603)  (6,066,215)
   Net investment in real estate                  27,401,051   29,334,949

Investment in Brauvin Bay
 County Venture (Note 5)                             273,370      275,500
Cash and cash equivalents                          2,295,767    1,198,267
Rent receivable                                       70,408       79,726
Deferred rent receivable                             443,880      410,100
Due from General Partners (Note 3)                   140,000      140,000
Other assets                                          24,989       25,591
       Total Assets                              $30,649,465  $31,464,133

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                        $   356,925  $   165,430
Rent received in advance                              35,056       50,768
Due to an affiliate                                    3,361        3,412
Undisbursed insurance proceeds                            --      199,452
Security deposits                                     85,903       87,992
            Total Liabilities                        481,245      507,054

MINORITY INTEREST:
 Brauvin High Yield Venture                           21,835       31,007
 Brauvin Funds Joint Venture                       2,418,020    2,431,037

PARTNERS' CAPITAL:
General Partners                                     344,931      342,441
Limited Partners                                  27,383,434   28,152,594
       Total Partners' Capital                    27,728,365   28,495,035

       Total Liabilities and
        Partners' Capital                        $30,649,465  $31,464,133


   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,


                                                1998              1997
INCOME
Rental                                     $2,022,749        $2,110,668
Interest                                       65,519            73,433
Other                                             934               243

       Total income                         2,089,202         2,184,344

EXPENSES
General and administrative                    226,138           185,072
Management fees (Note 3)                       20,141            20,795
Amortization of deferred
 organization costs and
 other assets                                     600               600
Depreciation                                  338,619           351,309
Provision for impairment                      130,000                --
Valuation fees                                157,250                --
Transaction costs (Note 6)                     79,611           159,780

       Total expenses                         952,359           717,556

Income before loss on sale of
  properties and minority and
  equity interests' share of
  net income                                1,136,843         1,466,788
Loss on the sale of properties               (110,741)               --

Income before minority interest
  in joint ventures                         1,026,102         1,466,788

Minority interest share
 in net income:
  Brauvin High Yield Venture                   (1,333)           (2,826)
  Brauvin Funds Joint Venture                (143,783)         (140,739)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                   10,610             8,898
Net income                                 $  891,596        $1,332,121
Net income allocated to the
  General Partners                         $   22,290                --
Net income allocated to the
 Limited Partners                          $  869,306        $1,332,121
Net income per
 Unit outstanding (a)                      $    21.55        $    33.02







  See accompanying notes to consolidated financial statements.
                 BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30,

                                              1998               1997
INCOME
Rental                                     $1,012,706        $1,075,247
Interest                                       34,390            38,480
Other                                             836              (390)
        Total income                        1,047,932         1,113,337

EXPENSES
General and administrative                    143,603           110,121
Management fees (Note 3)                       10,018            10,377
Amortization of deferred
 organization costs and
 other assets                                     300               300
Depreciation      167,369                     175,654
Valuation fees                                157,250                --
Transaction costs (Note 6)                     45,228           105,841

        Total expenses                        523,768           402,293

Income before gain on the sale
   of property and minority and
   equity interests' share of net
   income                                     524,164           711,044
Gain on the sale of property                    1,363                --
Income before minority and
   equity interests' share
   of net income                              525,527           711,044
Minority interest share
 in net income:
  Brauvin High Yield Venture                   (1,255)           (1,356)
  Brauvin Funds Joint Venture                 (71,833)          (72,164)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                    5,247             4,180
Net income                                  $ 457,686         $ 641,704
Net income allocated to the
   General Partners                         $  11,442         $      --
Net income allocated to the
 Limited Partners                           $ 446,244         $ 641,704
Net income per
 Unit outstanding (a)                       $   11.06         $   15.90



   See accompanying notes to consolidated financial statements.
                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1997 to June 30, 1998

                                         General        Limited
                                        Partners      Partners*      Total

Balance, January 1, 1997              $319,429    $30,286,089   $30,605,518
Net income                              23,012      2,654,101     2,677,113
Cash distributions                          --     (4,787,596)   (4,787,596)

Balance, December 31, 1997             342,441     28,152,594    28,495,035

Net income                              22,290        869,306       891,596
Return of capital distribution              --       (742,995)     (742,995)
Cash distributions                     (19,800)      (895,471)     (915,271)
Balance, June 30, 1998                $344,931    $27,383,434   $27,728,365





* Total Units outstanding at June 30, 1998 and December 31, 1997 were 40,347. Operating cash distributions to Limited Partners per Unit were $22.19 and $118.66, respectively, for the six months ended June 30, 1998 and the year ended December 31, 1997.






















   See accompanying notes to consolidated financial statements.
                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30,
                                                        1998        1997
Cash Flows From Operating Activities:
Net income                                           $891,596  $1,332,121
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                         339,219
Provision for impairment                              130,000     351,909
Loss on sale                                          110,741          --
Minority interest's share of income from:
 Brauvin High Yield Venture                             1,333       2,826
 Brauvin Funds Joint Venture                          143,783     140,739
Equity interest share of income
 from Brauvin Bay County Venture                      (10,610)     (8,898)
Change in rent receivable                               9,318     (17,688)
Change in deferred rent receivable                    (33,780)    (33,780)
Change in other assets                                      2       2,793
Change in accounts payable
 and accrued expenses                                 191,495      (9,259)
Change in rent received in advance                    (15,712)   (106,177)
Change in due to affiliates                               (51)      3,806
Change in security deposits                            (2,089)     87,992
Net cash provided by operating activities           1,755,245   1,746,384

Cash Flows From Investing Activities:
Change in disbursed insurance proceeds               (199,452)    199,452
Cash from sale of property                          1,354,538          --
Distributions from Brauvin Bay
 County Venture                                        12,740      11,700
Net cash provided by investing activities           1,167,826     211,152

Cash Flows From Financing Activities:
Return of capital to Limited Partners                (742,995)         --
Cash distributions to General Partners                (19,800)         --
Cash distributions to Limited Partners               (895,471)   (820,367)
Return of capital to minority interest
 Brauvin High Yield Venture                            (7,505)         --
Cash distribution to minority interest:
 Brauvin High Yield Venture                            (3,000)     (3,600)
 Brauvin Funds Joint Venture                         (156,800)   (151,900)
Cash used in financing activities                  (1,825,571)   (975,867)
Net increase in cash and
 cash equivalents                                   1,097,500     981,669
Cash and cash equivalents at
 beginning of period                                1,198,267   2,413,914
Cash and cash equivalents at
 end of period                                     $2,295,767  $3,395,583

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

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 1998 and December 31, 1997, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1998 and December 31, 1997. As of June 30,1998, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

 Consolidation of Joint Ventures

 The Partnership owns a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owns six Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owns a Scandinavian Health Spa. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant inter-company accounts have been eliminated.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 or December 31, 1997, except as described below.

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

 During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in real estate for the Ponderosa located in Sweden, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition percentages of 30% (land) and 70% (building) in April 1998, this property was sold to an unaffiliated third party.

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

 The fair value estimates presented herein are based on information available to management as of June 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 The original General Partners owe the Partnership $140,000 at
June 30, 1998 and December 31, 1997, relating to the Distribution
Guaranty Reserve.

 The Partnership paid affiliates of the General Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

 The Partnership paid an affiliate of the General Partners an acquisition fee in the amount of up to 6% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership were expensed as incurred.

 An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                                 1998                1997

Management fees                                $20,141             $20,795
Reimbursable operating
  expenses                                      94,042              93,469
Legal fees                                          --                 239

   As of June 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $3,361 and $3,412, respectively, related to management fees.

(4) WORKING CAPITAL RESERVES

  As contemplated in the Prospectus, the distributions prior to full property specification exceeded the amount of Operating Cash Flow, as such term is defined in the Agreement, available for distribution. The Partnership set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28,1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The original General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1998 and December 31, 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.


(5)  INVESTMENT IN JOINT VENTURE

                   BRAUVIN BAY COUNTY VENTURE

                                     June 30,     December 31,
                                        1998             1997
Land and buildings, net             $1,042,765      $1,051,588
Other assets                             1,829          11,989
                                    $1,044,594      $1,063,577

Liabilities                    $         3,031      $   13,820
Partners' capital                    1,041,563       1,049,757
                                    $1,044,594      $1,063,577
                  Six months Ended June 30,

                                    1998               1997

Rental and other income           $54,714           $55,271

Expenses:
 Depreciation                       8,823             7,396
 Management fees                      582               685
 Operating and administrative       4,503            12,970
                                   13,908            21,051

Net Income                        $40,806           $34,220

(6)     MERGER AND LITIGATION
        Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units voted on the Merger on November 8, 1996. The Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

  The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets at April 1, 1996 to be $30,183,300, or $748.09 per Unit. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also includes all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $31.13 was distributed to the Limited Partners in the December 31, 1997 distribution.

  The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger has not been completed primarily due to certain litigation, as described below, that is still pending. The
General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described below, it is not possible for the Merger to be consummated.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Limited Partners on May 8, 1998, and August 15, 1998, respectively in the amounts of approximately $884,000 and $593,200.

  However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Assets until further order of the Court.


  As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally, on August 15, 1998, a return of capital distribution was made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York. See
Note 7.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiffs' motion for partial summary judgment, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the Assets of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the Plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow Limited Partners to vote in favor or against the Transaction by proxy.

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

(7)  PROPERTY SALES

  In January 1998, Ponderosa unit 850, located in Mansfield, Ohio, was sold by its joint venture partnership. This closed property was sold to an unaffiliated third party for approximately $750,000. This sale resulted in a loss to the Partnership of approximately $112,000. The Partnerships share of the proceeds from this sale were included with the May 15, 1998 distribution to the Limited Partners.

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

     The Plan raised $4,059,178 through June 30, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1998, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

     In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At June 30, 1998 and December 31, 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.

     Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1998 (a)   1997 (b)  1996     1995
February 15    $     --    $20.1875 $22.3597 $22.3597
May 15           21.9087    18.8614  22.3597  22.3597
August 15        14.8189    22.8662       --  22.3597
November 15                 56.6001       --  22.3597

(a) The 1998 distributions were made on May 8, 1998 and August 15, 1998, respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152 and $15.1571 per Unit, respectively.

(b) The 1997 distributions were made on March 31, 1997, July 15,
1997, October 22, 1997 and December 31, 1997.

  Per the terms of the Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the Partnership's earnings. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Based on the August 12, 1998 ruling of the District Court in the Christman litigation, it is not possible for the Merger will not be consummated. The reserves will be re-established by the Partnership as soon as a definitive sale process has been determined and the associated costs and reserves can be identified.

  During the six months ended June 30, 1998 and the year ended
December 31, 1997, the General Partners and their affiliates earned management fees of $20,141 and $41,080, respectively, and received $19,800 and $0, respectively, for Operating Cash Flow distributions.

  Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

  Although the Merger will not be consummated, the following text describes the Transaction. Pursuant to the terms of the Merger Agreement, the Limited Partners would have received approximately $779.22 per Unit in cash (of this original amount approximately $31.13 has already been distributed to the Limited Partners). Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership.

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

  By approving the Merger, the Limited Partners also would have approved an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Delaware Revised Uniform Limited Partnership Act (the "Act") provides that a merger must also be approved by the general partners of a partnership, unless the limited partnership agreement provides otherwise. Because the Agreement did not address this matter, at the Special Meeting, Limited Partners holding a majority of the Units were asked to approve the adoption of an amendment to the Agreement to allow the majority vote of the Limited Partners to determine the outcome of the transaction with the Purchaser without the vote of the General Partners. Neither the Act nor the Agreement provides the Limited Partners not voting in favor of the Transaction with dissenters' appraisal rights.

  The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture and,correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 was distributed to Limited Partners in the December 31, 1997 distribution.

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

  Mr. Jerome J. Brault is the Managing General Partner of the Partnership and Brauvin Realty Advisors II, Inc. is the Corporate General Partner. On April 23, 1997, Mr. David M. Strosberg resigned as an Individual General Partner of the Partnership. Mr. Cezar M. Froelich resigned his position as an Individual General Partner effective as of September 17, 1996. The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor were they to receive any fees from the Partnership in connection with the Transaction. The remaining General Partners do not believe that Mr. Strosberg's or Mr. Froelich's lack of involvement has had an adverse effect, and should not in the future have any adverse effect, on the operations of the Partnership.

  The Managing General Partner and his son, James L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser. Therefore, the Messrs. Brault had an indirect economic interest in consummating the Transaction that was in conflict with the economic interests of the Limited Partners. Messrs. Froelich and Strosberg have no affiliation with the Purchaser.

  Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court ruled on August 12, 1998 in favor of the Plaintiff's motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

  The litigation, as described herein, has now been pending for approximately 23 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit. Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

 The 1997 distributions were lower than prior distributions because the Partnership incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of June 30, 1998, two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant fire damage in a and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

  On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the
Partnership itself.   The cost to the Partnership for the services
of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998 and April 1, 1998 to June 30, 1998 were made to Limited Partners on May 8, 1998 and August 15, 1998, respectively, in the amounts of approximately $884,000 and $593,200.

  However, as detailed in "Litigation," by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

  As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally on August 15, 1998, a return of capital distribution was made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York.

Results of Operations - Six months ended June 30, 1998 and 1997

  Results of operations for the six months ended June 30, 1998 reflected net income of $891,596 compared to net income of $1,332,121 for the six months ended June 30, 1997, a decrease of approximately $440,500. The decrease in net income is primarily due to the $130,000 provision for an other than temporary decline in the value of the Ponderosa property located in Sweden, New York, a $110,741 loss on the sale of the properties and an increase in the valuation fees of $157,250 during the first six months of 1998.

  Total income for the six months ended June 30, 1998 was $2,089,202 as compared to $2,184,344 for the period ended June 30, 1997, a decrease of approximately $95,100. The decrease in total income was primarily due to the decrease in rental income resulting from the property sales in 1998.

  Total expenses for the six months ended June 30, 1998 were $952,359 as compared to $717,556 for the period ended June 30, 1997, an increase of approximately $234,800. The decrease in expenses was primarily due to an increase in valuation fees of approximately $157,250 and an increase of $130,000 in the provision for an other than temporary decline in the value of the Ponderosa property located in Sweden, New York which was sold in April, 1998. Partially offsetting the 1998 increase in expenses was a decrease in Transaction costs of approximately $80,200.



Results of Operations - Three months ended June 30, 1998 and 1997

  Results of operations for the three months ended June 30, 1998 reflected net income of $457,686 compared to net income of $641,704 for the three months ended June 30, 1997, a decrease of approximately $184,000. The decrease in net income is primarily due to the $157,250 increase in valuation fees.

  Total income for the three months ended June 30, 1998 was $1,047,932 as compared to $1,113,337 for the period ended June 30, 1997, a decrease of approximately $65,400. The decrease in total income is primarily due to the decrease in rental income, which was primarily the result of the 1998 property sales.

  Total expenses for the three months ended June 30, 1998 were $523,768 as compared to $402,293 for the period ended June 30, 1997, an increase of approximately $121,500. The increase in expenses was primarily due to an increase in valuation fees of approximately $157,300 which was incurred as a result of the ongoing litigation.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk.

  The Partnership does not engage in any hedge transactions or own any derivative financial instruments.

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

  On October 16, 1996 and on November 6, 1996, the parties filed cross-motions for partial summary judgement addressing the allegation in plaintiffs' amended complaint that the Agreement does not allow the Limited Partners to vote in favor of or against the Transaction by proxy. On August 12, 1998, the District Court granted plaintiff's motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master.

  On August 12, 1998, the District Court ruled in favor of the Plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow Limited Partners to vote in favor or against the Transaction by proxy.

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



               BY:  Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II



                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: August 19, 1998



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 1998