Form 10-Q
period 1998-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 1998-11-17
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended         September 30, 1998

                                or

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

                             INDEX

                                                               Page
PART I  Financial Information

Item 1.  Consolidated Financial Statements. . . . . . .          3

         Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Operations for the
         nine months ended September 30, 1998 and 1997 . . . . . 5

         Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997. . . .   6

         Consolidated Statements of Partners' Capital for the periods January 1, 1997 to September 30, 1998 . . . 7

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997 . . . . . 8

         Notes to Consolidated Financial Statements. . . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . 30

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . 40

PART II            Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .41

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . .46

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .46

Item 4.  Submissions of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . 46

Item 5.  Other Information. . . . . . . . . . . . . . . . . . .  47

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  47

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .   48

                 PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1997 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, Consolidated Statements of Partners' Capital for the periods January 1, 1997 to September 30, 1998 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                              September 30,  December 31,
                                                   1998           1997
ASSETS
Investment in real estate:
   Land                                         $ 10,018,972  $10,961,124
   Buildings                                      22,241,682   24,440,040
                                                  32,260,654   35,401,164
   Less: Accumulated depreciation                 (6,201,473)  (6,066,215)
   Net investment in real estate                  26,059,181   29,334,949

Investment in Brauvin Bay
 County Venture (Note 5)                             273,888      275,500
Cash and cash equivalents                          1,825,594    1,198,267
Rent receivable                                       76,456       79,726
Deferred rent receivable                             460,771      410,100
Due from General Partners (Note 3)                   140,000      140,000
Other assets                                          24,689       25,591
       Total Assets                              $28,860,579  $31,464,133

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                         $  266,978   $  165,430
Rent received in advance                              38,289       50,768
Due to an affiliate                                    3,388        3,412
Undisbursed insurance proceeds                            --      199,452
Security deposits                                     85,903       87,992
            Total Liabilities                        394,558      507,054

MINORITY INTEREST:
 Brauvin High Yield Venture                           18,983       31,007
 Brauvin Funds Joint Venture                       2,414,989    2,431,037

PARTNERS' CAPITAL:
General Partners                                     332,641      342,441
Limited Partners                                  25,699,408   28,152,594
       Total Partners' Capital                    26,032,049   28,495,035
       Total Liabilities and
        Partners' Capital                        $28,860,579 $ 31,464,133


   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the nine months ended September 30,


                                         1998                    1997
INCOME
Rental                                     $3,065,060        $3,203,886
Interest                                       94,603           117,010
Other                                           1,339            10,225

       Total income                         3,161,002         3,331,121

EXPENSES
General and administrative                    288,725           258,652
Management fees (Note 3)                       30,549            31,137
Amortization of other assets                      900               900
Depreciation                                  504,489           526,964
Transaction costs (Note 6)                    134,535           243,197
Valuation fees                                184,500                --
Provision for impairment                    1,306,000                --

       Total expenses                       2,449,698         1,060,850


Income before loss on sale of
  properties and minority and
  equity interests' share of
  net income                                  711,304         2,270,271
Loss on the sale of properties               (110,741)               --

Income before minority and equity
  interest share in net income                600,563         2,270,271

Minority interest share
 in net income:
  Brauvin High Yield Venture                     (181)           (4,423)
  Brauvin Funds Joint Venture                (216,702)         (213,654)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                   16,328            14,082
Net income                                   $400,008        $2,066,276
Net income allocated to the
  General Partners                           $ 10,000                --
Net income allocated to the
 Limited Partners                            $390,008        $2,066,276
Net income per
 Unit outstanding                            $   9.67        $    51.21


  See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,

                                             1998               1997
INCOME
Rental                                     $1,042,311        $1,093,218
Interest                                       29,084            43,577
Other                                             405             9,982
        Total income                        1,071,800         1,146,777

EXPENSES
General and administrative                     62,587            73,580
Management fees (Note 3)                       10,408            10,342
Amortization of other assets                      300               300
Depreciation      165,870                     175,655
Transaction costs (Note 6)                     54,924            83,417
Valuation fees                                 27,250                --
Provision for impairment                    1,176,000                --

        Total expenses                      1,497,339           343,294

(Loss)income before minority and
   equity interests' share
   of net income                             (425,539)          803,483
Minority interest share
 in net income:
  Brauvin High Yield Venture                    1,152            (1,597)
  Brauvin Funds Joint Venture                 (72,919)          (72,915)
Equity interest in:
  Brauvin Bay County Venture's
  net income        5,718                       5,184
Net(loss)income                             $(491,588)        $ 734,155
Net(loss)allocated to the
    General Partners                        $ (12,290)        $      --
Net(loss)income allocated
    to the Limited Partners                 $(479,298)        $ 734,155
Net(loss)income per
    Unit outstanding                        $  (11.88)        $   18.20






   See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     For the periods from January 1, 1997 to September 30, 1998

                                     General        Limited
                                     Partners      Partners*      Total

Balance, December 3l, 1996            $319,429    $30,286,089   $30,605,518
Net income                              23,012      2,654,101     2,677,113
Cash distributions                          --     (4,787,596)   (4,787,596)

Balance, December 31, 1997             342,441     28,152,594    28,495,035

Net income                              10,000        390,008       400,008
Return of capital distribution              --     (1,354,535)   (1,354,535)
Cash distributions                     (19,800)    (1,488,659)   (1,508,459)

Balance, September 30, 1998           $332,641    $25,699,408   $26,032,049





* Total Units outstanding at September 30, 1998 and December 31, 1997 were 40,347. Operating cash distributions to Limited Partners per Unit were $36.90 and $118.66, respectively, for the nine months ended September 30, 1998 and the year ended December 31, 1997.


















   See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30,

                                                      1998        1997
Cash Flows From Operating Activities:
Net income                                           $400,008  $2,066,276
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                         505,389     527,864
Provision for impairment                            1,306,000
Loss on sale                                          110,741          --
Minority interest's share of income from:
 Brauvin High Yield Venture                               181       4,423
 Brauvin Funds Joint Venture                          216,702     213,654
Equity interest share of income
 from Brauvin Bay County Venture                      (16,328)    (14,082)
Change in rent receivable                               3,270     (19,922)
Change in deferred rent receivable                    (50,671)    (50,671)
Change in other assets                                      2       2,793
Change in accounts payable
 and accrued expenses                                 101,548      54,054
Change in rent received in advance                    (12,479)   (117,003)
Change in due to affiliates                               (24)      3,377
Change in security deposits                            (2,089)     87,992
Net cash provided by operating activities           2,562,250   2,758,755

Cash Flows From Investing Activities:
Change in disbursed insurance proceeds               (199,452)    199,452
Cash from sale of property                          1,354,538          --
Distributions from Brauvin Bay
 County Venture                                        17,940      20,280
Net cash provided by investing activities           1,173,026     219,732

Cash Flows From Financing Activities:
Return of capital to Limited Partners              (1,354,535)         --
Cash distributions to General Partners                (19,800)         --
Cash distributions to Limited Partners             (1,488,659) (1,581,368)
Return of capital to minority interest
 Brauvin High Yield Venture                            (7,505)         --
Cash distribution to minority interest:
 Brauvin High Yield Venture                            (4,700)     (5,500)
 Brauvin Funds Joint Venture                         (232,750)   (230,300)
Cash used in financing activities                  (3,107,949) (1,817,168)
Net increase in cash and
 cash equivalents                                     627,327   1,161,319
Cash and cash equivalents at
 beginning of period                                1,198,267   2,413,914
Cash and cash equivalents at
 end of period                                     $1,825,594  $3,575,233

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

 The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 1998 and December 31, 1997, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915, have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1998 and December 31, 1997. As of September 30,1998, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

 Investment in Joint Venture

 The Partnership owns a 26% equity interest in a joint venture, Brauvin Bay County Venture, which owns one Blockbuster Video Store. The accompanying consolidated financial statements include the investment in Brauvin Bay County Venture using the equity method of accounting.

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

 In 1995, the Partnership adopted Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 requires the provision of an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 or December 31, 1997, except as described below.

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

 During the third quarter of 1998, the Partnership recorded an impairment of $1,176,000 based on the valuation performed by LaSalle Partners Corporate & Financial Services, Inc. This allowance has been recorded as a reduction in the properties' cost, and allocated to the land and buildings based on the original acquisition percentages of 30% (land) and 70% (building).

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

 The fair value estimates presented herein are based on information available to management as of September 30, 1998 and December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

 The original General Partners owe the Partnership $140,000 at
September 30, 1998 and December 31, 1997, relating to the
Distribution Guaranty Reserve.

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

 Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 1998 and 1997 were as follows:

                                                 1998                1997

Management fees                               $30,549             $31,137
Reimbursable operating
  expenses                                    127,567             104,001
Legal fees                                         --                 239

  As of September 30, 1998 and December 31, 1997, the Partnership has made all payments to affiliates except for $3,388 and $3,412, related to management fees.


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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1998 and December 31, 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(5)  INVESTMENT IN JOINT VENTURE

                   BRAUVIN BAY COUNTY VENTURE

                                      September 30,       December 31,
                                            1998              1997
Land and buildings, net                $1,038,353          $1,051,588
Other assets                                8,841              11,989
                                       $1,047,194          $1,063,577

Liabilities                            $    3,638          $   13,820
Partners' capital                       1,043,556           1,049,757
                                       $1,047,194          $1,063,577

               Nine months Ended September 30,

                                    1998               1997

Rental and other income           $82,074           $82,628

Expenses:
 Depreciation                      13,235            11,807
 Management fees                      875               879
 Operating and administrative       5,165            15,783
                                   19,275            28,469

Net Income                        $62,799           $54,159

(6)  MERGER AND LITIGATION

     Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and September 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units voted on the Merger on November 8, 1996. The Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction").

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Interest Holders on May 8, 1998, August 15, 1998 and November 15, 1998 respectively in the amounts of approximately $884,000, $593,200 and $1,063,700.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

  The Plan raised $4,059,178 through September 30, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1998, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At September 30, 1998 and December 31, 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1998 (a)   1997 (b)  1996     1995

February 15  $     --   $20.1875   $22.3597   $22.3597
May 15        21.9087    18.8614    22.3597    22.3597
August 15     14.8189    22.8662         --    22.3597
November 15   26.3634    56.6001         --    22.3597


(a) The 1998 distributions were made on May 8, 1998, August 15,
1998, and November 15, 1998, respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152, $15.1571 and $0.00 per Unit, respectively.

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

         During the nine months ended September 30, 1998 and the year ended December 31, 1997, the General Partners and their affiliates earned management fees of $30,549 and $41,080, respectively, and received $19,800 and $0, respectively, for Operating Cash Flow distributions.

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

         The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture and, correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount remains unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 was distributed to Limited Partners in the December 31, 1997 distribution.

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

         The litigation, as described herein, has now been pending for approximately 26 months. The suits continue to command the time, attention and resources of the Partnership. The General Partners believe the lawsuits are unfounded and without merit.
Unfortunately, the General Partners are unable to predict when this matter will be resolved, however, the delay is having an adverse effect on the Partnership today as well as on future prospects.

         The 1997 distributions were lower than prior distributions because the Partnership incurred significant legal costs to defend against the lawsuit. In addition, the remaining term on the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of September 30, 1998, two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant fire damage and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

         On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

         On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the
Partnership itself.   The cost to the Partnership for the services
of the Financial Advisor is $185,000 plus reasonable expenses. On August 4, 1998, the Special Master filed a Report and
Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

         Distributions of the Partnership's net earnings for the periods January 1, 1997 to March 31, 1997, April 1, 1997 to June 30, 1997,
July 1, 1998 to September 30, 1997 and October 1, 1997 to December
31, 1997 were made to the Limited Partners on March 31, 1997, July
15, 1997, October 22, 1997 and December 31, 1997, respectively in the amounts of approximately $814,500, $761,000, $922,600 and $2,283,600, respectively. In addition, distributions of approximately $5,900 were paid to various states for income taxes on behalf of all Limited Partners.

         Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998
and July 1, 1998 to September 30, 1998 were made to Limited
Partners on May 8, 1998, August 15, 1998, and November 15, 1998
respectively, in the amounts of approximately $884,000, $593,200 and $1,063,700.

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

Results of Operations - Nine months ended September 30, 1998 and
1997

         Results of operations for the nine months ended September 30, 1998 reflected net income of $400,008 compared to net income of $2,066,276 for the nine months ended September 30, 1997, a decrease of approximately $1,666,300. The decrease in net income is primarily due to the $1,306,000 provision for an other than temporary decline in the value of the Partnerships properties.

         Total income for the nine months ended September 30, 1998 was $3,161,002 as compared to $3,331,121 for the period ended September 30, 1997, a decrease of approximately $170,100. The decrease in total income was a result of a 1997 one-time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Further, rental income also declined as a result of the 1998 property sales. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

         Total expenses for the nine months ended September 30, 1998 were $2,449,698 as compared to $1,060,850 for the period ended September
30, 1997, an increase of approximately $1,388,800. The increase in expenses was primarily due to an increase in the provision for impairment of $1,306,000 in 1998 when compared to 1997. In addition, total expenses increased as a result of an increase in valuation fees of $184,500 in the nine month period ended September 30,1998 compared to the same period in 1997. Partially offsetting these increases in expenses was a decrease in Transaction Costs of approximately $108,700 in 1998 as compared to 1997.

Results of Operations - Three months ended September 30, 1998 and
1997

  Results of operations for the three months ended September 30, 1998 reflected net loss of $491,588 compared to net income of $734,155 for the three months ended September 30, 1997, a decrease of approximately $1,225,800.

  Total income for the three months ended September 30, 1998 was $1,071,800 as compared to $1,146,777 for the period ended September 30, 1997, a decrease of approximately $75,000. The decrease in total income was a result of a decline in percentage rents earned at several of the Partnership's properties which decreased rental income. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998. Further, contributing to the decline in total income was a decrease in rental income as a result of the 1998 property sales.

  Total expenses for the three months ended September 30, 1998 were $1,497,339 as compared to $343,294 for the period ended September 30, 1997, a decrease of approximately $1,154,000. The increase in expenses was primarily due to an increase in the provision ofr impariment of $1,176,000 for the three months end September 30, 1998 as compared to the same period in 1997.

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

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited partners in a short time frame, unless certain litigation issues are resolved. The District Court has not yet accepted this Report and Recommendation.

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

                    DATE: November 16, 1998



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 16, 1998