Form 10-K
period 1998-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 1999-04-15
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 1998
                                or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

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

                 BRAUVIN HIGH YIELD FUND L.P. II
                   1998 FORM 10-K ANNUAL REPORT
                              INDEX
                             PART I
                                                                     Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 23

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 29

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 30

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 31

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 33

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 45

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . .. . . 45

                             PART III

Item 10. Directors and Executive Officers of the Partnership . . . . . 46

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 48

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 50

Item 13. Certain Relationships and Related Transactions. . . . . . . . 50

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 51

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 53

                   BRAUVIN HIGH YIELD FUND II
                (a Delaware limited partnership)

                             PART I

Item 1.Business.

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index. The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited
Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units have been purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1998. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December
31, 1998, $2,886,915 have been repurchased by the Partnership from investors liquidating their investment and have been retired.

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

   In accordance therewith, the Partnership entered into an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31,
1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"). The Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. Although the Merger will not be consummated, the following text describes the transaction. Promptly upon consummation of the Merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would succeed to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units voted to approve the Merger on November 8, 1996. The Limited Partners also voted to approve an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). However, as described below, on August 12, 1998, the District Court in the Christman litigation (as defined below) granted plaintiffs motion for partial summary judgement, holding that the Partnership Agreement did not allow the Limited Partners to vote in favor or against the Transaction.

   The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets at April 1, 1996 to be $30,183,300, or $748.09 per Unit. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation;
(ii) the Transaction (as detailed in the Merger Agreement); and
(iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $31.13 was distributed to the Limited Partners in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

   The Merger was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998.
The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them.
However, because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described in Item 3, it is not possible for the Merger to be consummated.

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

   The Partnership has no employees.

   As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally, on August 15, 1998, a return of capital distribution was made to Limited Partners in the amount of approximately $611,500 from the sale of the Ponderosa located in Sweden, New York.

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

Item 2.  Properties.

   The Partnership is landlord only and does not participate in the operations of any of the properties discussed herein. All properties are occupied and all lease payments to the Partnership are current with the exception of the former Hardee's restaurant located in Albion, Michigan; the Ponderosa restaurants in Joliet, Illinois, Bloomington, Illinois, Pendleton Pike, Indiana and Tipp City, Ohio are unoccupied but continue to pay rent to the Partnership per the terms of the leases. All properties were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $64,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Rockford, Illinois. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Bloomington, Illinois

   Unit 128 is located at 1329 East Empire Street. The building, built in 1970, consists of 4,608 square feet situated on a 60,725 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Ponderosa closed this facility on May 26, 1997, but continues to pay rent to the Partnership per the terms of lease.

   During the third quarter of 1998, the Partnership recorded an impairment of $141,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Bloomington, Illinois. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

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

   During the third quarter of 1998, the Partnership recorded an impairment of $89,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Oneonta, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   The tenant has given the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

Middletown, New York

   Unit 779 is located at 163 Dolson Avenue. The building, built in 1980, consists of 6,120 square feet situated on a 71,708 square foot parcel. The building was constructed utilizing stained wood veneer and flagstone.

   The tenant has given the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

Joliet, Illinois

   Unit 129 is located at 2200 West Jefferson Street. The building, built in 1970, consists of 4,500 square feet situated on a 57,000 square parcel. The building was constructed utilizing brick and wood siding. This Ponderosa was received in exchange for Ponderosa Unit 1055 in Apopka, Florida, an original purchase of the Partnership, in December 1994.

   In June 1995, Metromedia, the parent of Ponderosa, closed the Joliet, Illinois Ponderosa with the intent of converting the site into a Bennigan's restaurant. Subsequently, Metromedia changed its position and with the approval of the Partnership has subleased this space to Texas Steakhouse, Inc. In 1998, Texas Steakhouse closed this facility, but Ponderosa is still responsible to the Partnership under the terms of the original lease.

   During the third quarter of 1998, the Partnership recorded an impairment of $90,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Joliet, Illinois. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Franklin, Ohio

   Unit 1071 is located at 3320 Village Drive. The building, built in 1987, consists of 4,550 square feet situated on a 9,242 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   During the third quarter of 1998, the Partnership recorded an impairment of $7,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Franklin, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Sweden, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   On October 31, 1996, the Partnership's property was damaged by a fire. As a result of this casualty, Ponderosa terminated its lease at this property as of December 31, 1996. The Partnership is contesting this lease termination. Subsequent to the lease termination, no rents have been received for this property.

   The Partnership has received $199,452 in initial insurance proceeds to repair the fire damaged property. In addition, the Partnership received, in the first quarter of 1999, $50,000 in additional insurance proceeds.

   In April 1998, Ponderosa unit 876 was sold by the Partnership. This closed property was sold to an unaffiliated third party for approximately $425,000. In addition, as a result of the sale, the Partnership transferred the undisbursed insurance proceeds of $199,452 from its reserve account to its general cash account. The sale resulted in a loss to the Partnership of approximately $130,000, which was recognized as a provision for impairment during the first quarter of 1998. The Partnership is continuing to pursue its lawsuit against the former tenant for lost rents.

Appleton, Wisconsin

   Unit 182 is located at 130 South Bluemond Road. The building, built in 1969 and renovated in 1986, is a one-story, 5,400 square foot building constructed with stucco and painted concrete block with wood trim over wood frame on an approximately 54,450 square foot site.

   During the third quarter of 1998, the Partnership recorded an impairment of $202,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Appleton, Wisconsin. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   The tenant has given the Partnership notice of its intent to purchase the property under the tenants existing purchase options contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $127,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Pendelton Pike, Indiana. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   During the first quarter of 1999, Ponderosa closed this facility, but remains current on all of its lease obligations.

Eureka, Missouri

   Unit 857 is located at 80 Hilltop Village Center. The building, built in 1981 and renovated in 1986, is a one-story, 5,360 square foot building constructed with wood over wood frame on an approximately 71,400 square foot site.

   The tenant has given the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property will be based on the appraised value of the asset.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $8,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Cuyahoga Falls, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Tipp City, Ohio

   Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Ponderosa closed this facility on June 1, 1997, but continues to pay rent to the Partnership per the terms of lease.

   In April of 1999, the property was subleased to an operator of a sports bar concept through the remaining term of the original lease. The original tenant remains fully liable under the terms of the original lease through maturity.

   In April 1999, the Partnership agreed to a sublease of this facility to Bullie's Sports Bar & Grill, Inc.

   During the third quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tipp City, Ohio. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Mansfield, Ohio

   Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

   In January 1998, the joint venture sold this closed property to an unaffiliated third party for approximately $750,000. This sale resulted in a loss to the joint venture partnership of approximately $112,000.

Tampa, Florida

   Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   During the third quarter of 1998, the Partnership recorded an impairment of $58,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tampa, Florida. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Mooresville, Indiana

   Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   During the third quarter of 1998, the Partnership recorded an impairment of $68,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Mooresville, Indiana. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

Hardee's:

Newcastle, Oklahoma

   The restaurant is an outparcel of a 67,500 square foot shopping center located on the 400 & 500 block of N.W. 32nd. The 3,300 square foot, single-story building was built on a 35,200 square foot parcel in 1990 utilizing a wood frame with brick facing. This restaurant is currently being operated as a Carl's Jr. restaurant.

St. Johns, Michigan

   The restaurant is an outparcel of a 70,000 square foot Wal-Mart department store located at the corner of U.S. 27 and Townsend Road. The 3,300 square foot, single-story building was built on a 47,200 square foot parcel in 1990 utilizing a wood frame with brick facing.

   During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee. The lease is for a five year term and commenced February 1, 1995. Base rent is $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provides an option to renew for one five year period.

   During the third quarter of 1998, the Partnership recorded an impairment of $30,000 related to an other than temporary decline in the value of real estate for the Hardee's located in St. Johns, Michigan. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Albion, Michigan

   The restaurant is located at 118 E. Michigan Avenue. The 3,034 square foot, single-story building was built on a 32,670 square foot parcel in 1990 utilizing a wood frame with brick facing.

    The Partnership continues to actively market this property for a replacement tenant.

   During the third quarter of 1994, the Partnership recorded a provision for impairment of $500,000 related to an other than temporary decline in the value of real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30% (land) and 70% (building).

   In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield") to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30%
(land) and 70% (building).

   During the third quarter of 1998, the Partnership recorded an impairment of $162,000 related to an other than temporary decline in the value of real estate for the Hardee's located in Albion, Michigan. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   In March 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the Charlotte, North Carolina property. This new sub-tenant (Carolina Country BBQ of Charlotte, North Carolina) occupied the facility in June 1996. Foodmaker continues to be the guarantor under terms of the second sub-lease.

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

   In January 1998, Loco Lupe of Clarksville, Tennessee was closed. However, Chi-Chi's continues to pay rent to the Partnership per the terms of lease.

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

                                            BRAUVIN HIGH YIELD FUND L.P. II
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1998
                                                                               1998
                                                     PERCENT OF     1998     PERCENT OF     LEASE
                                       PURCHASE      ORIGINAL      RENTAL    RENTAL     EXPIRATION       RENEWAL
        PROPERTIES                      PRICE        UNITS SOLD    INCOME    INCOME         DATES        OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA     $ 2,677,500       6.9%    $  364,755      9.8%      2009      4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS         5,628,150      14.5%       625,536     16.7%      2003      4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI         381,200       1.0%        68,589      1.8%      2003      NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (A)                       246,300       0.6%           --        --         --      NONE
14 PONDEROSA RESTAURANTS              12,269,992      31.5%     1,475,968     39.4%    2003-2004   2 FIVE YEAR OPTIONS
3 CHILDREN'S WORLD LEARNING CENTERS    2,368,922       6.1%       314,947      8.4%    2004-2009   2 FIVE YEAR OPTIONS
3 AVIS LUBE OIL CHANGE CENTERS         1,539,964       4.0%       157,000      4.2%      2010      2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI(B)     897,348       2.3%        30,000       .8%      2010      NONE
HARDEE'S RESTAURANT -
 ALBION, MI PROPERTY (C)                 883,477       2.3%            --       --         --      NONE
HARDEE'S RESTAURANT -
 NEWCASTLE, OK                           479,025       1.2%        61,986      1.7%      2010      2 TEN YEAR OPTIONS
BLOCKBUSTER VIDEO RENTAL               1,100,000       2.8%       154,223      4.1%      2010      2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS                3,369,000       8.6%       461,051     12.3%      2011      4 FIVE YEAR OPTIONS
26% OF 1 BLOCKBUSTER VIDEO STORE -
 CALLAWAY, FL                            263,596       0.7%        28,405      0.8%      2006      3 FIVE YEAR OPTIONS
                                     $32,104,474      82.5%    $3,742,460    100.0%

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

Item 3.   Legal Proceedings.

  Two legal actions, as hereinafter described, were pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. The settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. With respect to the actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander, are Limited Partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief,as well as compensatory and punitive damages, relating to the Transaction.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was approximately $185,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

Item 4.  Submission of Matters To a Vote of Security Holders.

  None.

                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

  At December 31, 1998, there were approximately 2,647 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

  Cash distributions to Limited Partners for 1998, 1997 and 1996 were $2,572,158, $4,787,596 and $1,814,767, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. See Item 7. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 was to accrue to the Purchaser and, therefore, the net income through July 31, 1996 was to be distributed to the Limited Partners at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 was to accrue to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Since the Transaction will not be completed the General Partners have decided to distribute part of the net earnings earned during this time period after August 1996 to the Limited Partners. Included in the February 15, 1999 distribution was approximately $184,000 related to this time period.

  The Partnership provided for a reserve in its initial offering to fund cash distributions in excess of operating cash flow. Such payments from the reserve represent a return of capital and represent less than 2% of cumulative distributions through February 15, 1998.

Item 6.   Selected Financial Data.

                     BRAUVIN HIGH YIELD FUND L.P. II
                     (a Delaware limited partnership)
               (not covered by Independent Auditors' Report)
               Years Ended December 31, 1998, 1997 and 1996

                                     1998         1997             1996
Selected Income Statement Data:
  Rental Income (a)               $4,070,823   $4,239,915     $4,130,302

  Interest Income                    116,702      161,260         93,923

  Net Income                         968,545    2,677,113      1,824,011

  Net Income Per Unit (b)         $    23.41   $    65.78     $    45.23

Selected Balance Sheet Data:
  Cash and Cash Equivalents       $1,585,830  $ 1,198,267     $2,413,914

  Land and Buildings              32,260,654    35,401,164    35,401,164

  Total Assets                    28,471,346    31,464,133    33,290,582

  Cash Distributions to
     Limited Partners (c)          2,552,358(d)  4,787,596     1,814,767

  Cash Distributions to Limited
     Partners Per Unit (b)        $    63.26(d)$    118.66     $   45.00

     (a) This includes $67,563, $67,561, and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1998, 1997 and 1996, respectively.

     (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

     (c) This includes $11,521, $10,278 and $9,060 paid to various states for income taxes on behalf of all Limited Partners for the years 1998, 1997 and 1996, respectively.

     (d) Not included in cash distributions to Limited Partners and the calculation was Return of Capital Distributions of $1,354,535 which is $33.57 per unit.

        The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                    BRAUVIN HIGH YIELD FUND L.P. II
                    (a Delaware limited partnership)
              (not covered by Independent Auditors' Report)
                 Years Ended December 31, 1995 and 1994

                                            1995            1994
Selected Income Statement Data:
  Rental Income (a)                    $4,192,243     $4,198,955
  Interest Income                          68,435         31,248

  Net Income                            3,039,738      2,564,375

  Net Income Per Unit (b)             $     75.82     $    64.69

Selected Balance Sheet Data:
 Cash and Cash Equivalents             $1,374,779     $1,106,917

  Land and Buildings                   35,951,164     35,951,164

  Total Assets                         33,207,008     33,630,071

  Cash Distributions to
    Limited Partners (c)                3,582,492      3,478,020

  Cash Distributions to Limited
    Partners Per Unit (b)             $     89.36     $    87.74

    (a) This includes $67,561 and $73,122 of non-cash income related to the change in the deferred rent receivable balance for 1995 and 1994, respectively.

    (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

    (c) This includes $9,060 and $14,717 paid to various states for income taxes on behalf of all Limited Partners for the years 1995 and 1994, respectively.

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

    Year 2000

    The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

    The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

    The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

    Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

    The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

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

    Until the proxy solicitation process began, the Plan raised $4,059,178 through December 31, 1998 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1998, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

    In 1996, the Partnership engaged Cushman & Wakefield to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30% (land) and 70% (building).

    During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Sweden, New York.
This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

    During the fourth quarter of 1998, the Partnership recorded an impairment of $984,000 related to an other than temporary decline in the value of real estate for several Ponderosa properties in various locations. Additionally an impairment of $192,000 related to an other than temporary decline in the value of real estate was also recorded for the Hardee's properties located in Michigan. These allowances were recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

    In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At December 31, 1998, 1997 and 1996, $140,000 was due from the original General Partners related to the Distribution Guaranty.

    Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date            1999       1998 (a)    1997      1996      1995

February 15     $24.9281   $       --  $20.1875  $22.3597  $22.3597

May 15                --      21.9087   18.8614   22.3597   22.3597

August 15             --      14.7020   22.8662        --   22.3597

November 15 (b)       --      26.3634   56.6001        --   22.3597

     (a) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999 respectively, and the amounts indicated above do not include return of
     capital distributions of approximately $18.4152, $15.1571,
     $0.00, and   $0.00 per Unit, respectively.

     (b) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22,1997 and December 31, 1997.

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

   Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999, respectively, in the amounts of approximately $884,000, $593,200, $1,063,700, and
$1,005,800.

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

  Based on the August 12, 1998 ruling of the District Court in the Christman litigation, it is not possible for the Merger to be consummated. The reserves will be re-established by the Partnership as soon as a definitive sale process has been determined and the associated costs and reserves can be identified.

   Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

   During the years ended December 31, 1998, 1997 and 1996 the General Partners and their affiliates earned management fees of $40,657, $41,080, and $42,653, respectively. In January 1998, the
Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

   The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various legal issues, as described in Item 3, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

   The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount would remain unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 was distributed to Limited Partners in the December 31, 1997 distribution.

   Cushman & Wakefield subsequently provided an opinion as to the fairness of the Transaction to the Limited Partners from a financial point of view. In its opinion, Cushman & Wakefield advised that the price per Unit reflected in the Transaction was fair, from a financial point of view, to the Limited Partners. Cushman & Wakefield's determination that a price is "fair" does not mean that the price was the highest price which might be obtained in the marketplace, but rather that based on the appraised values of the Assets, the price reflected in the Transaction is believed by Cushman & Wakefield to be reasonable.

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

   Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court in the Christman litigation ruled on August 12, 1998 in favor of the Plaintiff's motion for partial summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.

   As discussed in Item 3, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of
Illinois.

   The 1998 and 1997 distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuit. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of December 31, 1998, two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant fire damage and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

   On January 16, 1998, by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order of the court.

   On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the properties of the Partnership as well as a valuation of the
Partnership itself.   The cost to the Partnership for the services
of the Financial Advisor was approximately $185,000.

   On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation.

   On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

   On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

   In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

   On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms.

   Results of Operations - Years ended December 31, 1998 and 1997

   Results of operations for the year ended December 31, 1998 reflected net income of $968,545 compared to net income of $2,677,113 for the year ended December 31, 1997, a decrease of $1,708,568. The decrease in net income is primarily due to the $1,306,000 provision for an other than temporary decline in the value of the partnerships properties.

   Total income for the year ended December 31, 1998 was $4,191,659 compared to $4,410,859 for the year ended December 31, 1997, a decrease of $219,200. The decrease in total income was a result of a 1997 one-time settlement of outstanding issues with a major tenant of the Partnership which increased rental income. Further, rental income also declined as a result of the 1998 property sales. Additionally, total income declined as a result of decreased interest income which is a result of decreased funds invested during 1998.

   Total expenses for the year ended December 31, 1998 were $2,842,462 compared to $1,459,974 for the year ended December 31, 1997, an increase of approximately $1,382,500. The increase in total expenses was primarily due to the provision for impairment for an other than temporary decline in the value of real estate of approximately $1,306,000, which was recorded in 1998. Depreciation expense in 1998 was $667,467 compared to $708,742 in 1997, a decrease of $41,275, due primarily to the provision for impairment for an other than temporary decline in the value of real estate and the two 1998 property sales. In addition, total expenses increased as a result of an increase in valuation fees of $184,500 in 1998. Partially offsetting these increases in expenses was a decrease in Transaction costs of approximately $56,324 in 1998 as compared to 1997.

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

   Total expenses for the year ended December 31, 1997 were $1,459,974 as compared to $2,106,603 for the year ended December 31, 1996, a decrease of approximately $646,600. The decrease in total expenses was primarily due to the provision for impairment on other than a temporary decline in the value of the real estate of approximately $550,000 which was recorded in 1996. Additional expenses decreasing in 1997 were transaction costs of approximately $108,000 and a decrease in valuation fees of approximately $90,800. Partially offsetting the decrease in these expenses was an increase in general and administrative expenses of approximately $118,100, which was primarily the result of the Partnership recognizing certain receivables as uncollectible.

 Results of Operations - Years ended December 31, 1996 and 1995

  Results of operations for the year ended December 31, 1996 reflected net income of $1,824,011 compared to $3,039,738 for the year ended December 31, 1995, a decrease of approximately $1,215,700. The decrease in net income resulted from an increase in expense as a result of the Transaction, the Partnership hiring an independent real estate company to conduct property valuations and a provision for impairment on other than a temporary decline in the value of the real estate. The increase in expenses was partially offset by an increase in interest income.

  Total expenses for the year ended December 31, 1996 were $2,106,603 as compared to $930,775 for the year ended December 31, 1995, a an increase of approximately $1,175,800. The increase in expenses was primarily the result of an increase in Transaction costs of $453,013 due to legal and other professional fees paid or accrued as a result of the Transaction and a provision for impairment on other than a temporary decline in the value of real estate of $550,000 for the St. Johns, Michigan and Albion, Michigan properties. Total expenses also increased in 1996 as compared to 1995 as a result of the Partnership hiring an independent real estate company to conduct property valuations to provide a valuation of the Units to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments, or have any interest sensitive obligations.

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

  The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President, Chief
                                 Executive Officer and Director

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

         The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate
General Partner are as follows:

         MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General
Partner, as well as a principal shareholder of the Corporate
General Partner.  He is a member and manager of Brauvin Real Estate
Funds, L.L.C.  He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management
Company, Brauvin Advisory Services, Inc. and Brauvin Securities,
Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital, Inc. Mr. Brault received a B.S. in
Business from DePaul University, Chicago, Illinois in 1959.

         MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate
General Partner and other affiliates of the Corporate General
Partner.  He is a manager of Brauvin Real Estate Funds, L.L.C.,
Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in
1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr.
Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

         MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 1998 or 1997. An acquisition fee of $19,171 was paid in 1996 related to the purchase of the Bay County Venture.

  As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1998, 1997, and 1996, $140,000 was due from the
General Partners related to the Distribution Guaranty.

  An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $40,477, $37,668 and $42,653 in 1998, 1997 and 1996, respectively, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

         (g) The Partnership has no employees and pays no employee or director compensation.

(h & i)  Not applicable.

         (j)      Compensation Committee Interlocks and Insider
         Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)      Not applicable.

(l)      Not applicable.

         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31,1998, 1997 and 1996:

                                     1998     1997       1996

 Selling commissions               $   --  $    --    $12,307
 Management fees                   40,657   41,080     42,653
 Reimbursable operating expenses  161,072  172,954    135,590
 Legal fees                            --      239      3,993
 Acquisition fees                      --       --     19,171
 Transaction costs                     --       --     14,873

 As of December 31, 1998, and 1997 the Partnership has made all payments to affiliates except for $3,592 and $3,412, respectively related to management fees.

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

Item 13.      Certain Relationships and Related Transactions.

(a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate
         General Partner, as described in the sections of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and"Conflicts of
         Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-17 to A-20 of the Agreement. The relationship of the Corporate
         General Partner to its affiliates is set forth in
         Item 10.  Cezar M. Froelich, a former Individual
         General Partner and a shareholder of the Corporate
         General Partner, is a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership, the General Partners and certain of its affiliates.

   (c) The original General Partners owe the Partnership, at December 31, 1998, 1997 and 1996, approximately
         $140,000.

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

(b)  Form 8-K.  None

(c) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.

 The following exhibits are incorporated by references to the Registrant's fiscal year ended December 31, 1995 Form 10-K (File
No. 0-17756):

    Exhibit No.     Description

   (10)(b)(1)      Management Agreement

   (19)(a)         Amendment to Distribution Reinvestment Plan

   (28) Pages 8-15 of the Partnership's Prospectus dated June 17, 1988 as supplemented, and pages
                   A-10 to A-15 and A-17 to A-20 of the Agreement.

  The following exhibits are incorporated by reference to the Registrant's definitive proxy statement dated August 23, 1997 (File No. 0-17557):

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

                     BRAUVIN HIGH YIELD FUND L.P. II

                     BY: Brauvin Realty Advisors II, Inc.
                        Corporate General Partner

                         By:/s/ Jerome J. Brault

                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive
                             Officer

                         By:/s/Thomas E. Murphy
                             Thomas E. Murphy
                             Chief Financial Officer and
                             Treasurer

                         By:/s/ James L. Brault

                             James L. Brault
                             Vice President and
                             Secretary


                        INDIVIDUAL GENERAL PARTNER


                        By:/s/ Jerome J. Brault

                               Jerome J. Brault





DATED: April 15, 1999

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                           Page

Independent Auditors' Report   . . . . . . . . . . . . . . . . . .. F-2

Consolidated Financial Statements:

        Consolidated Balance Sheets, December 31, 1998 and 1997 . . F-3

        Consolidated Statements of Operations, for the years
        ended December 31, 1998, 1997 and 1996 . . . . . . . . . . .F-4

        Consolidated Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996 . . . .  . . . . . . F-5

        Consolidated Statements of Cash Flows, for the years ended
        December 31, 1998, 1997 and 1996   . . . . . .  . . . . . . F-6

        Notes to Consolidated Financial Statements . . . . . . . .  F-7

Schedule III -- Real Estate and Accumulated Depreciation,
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .  F-29

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, not applicable, or not material.

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


  We have audited the accompanying consolidated balance sheets of Brauvin High Yield Fund L.P. II (a limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Chicago, Illinois
February 16, 1999
(April 14, 1999 as to Note 8)

                   CONSOLIDATED BALANCE SHEETS

                                         December 31,          December 31,
                                            1998                  1997
ASSETS
Investment in real estate (Note 6):
   Land                                     $10,018,972      $10,961,124
   Buildings                                 22,241,682       24,440,040
                                             32,260,654       35,401,164
   Less: Accumulated depreciation            (6,364,451)      (6,066,215)

   Net investment in real estate             25,896,203       29,334,949

Investment in Brauvin Bay
 County Venture (Note 7)                        274,777          275,500

Cash and cash equivalents                     1,585,830        1,198,267
Rent receivable                                  76,374           79,726
Deferred rent receivable                        477,663          410,100
Due from General Partners (Note 5)              140,000          140,000
Other assets                                     20,499           25,591

            Total Assets                    $28,471,346      $31,464,133

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                                    $  377,213      $   165,430
Rent received in advance                         35,784           50,768
Due to an affiliate                               3,592            3,412
Undisbursed insurance proceeds                       --          199,452
Tenant security deposits                         85,903           87,992

       Total Liabilities                        502,492          507,054

MINORITY INTEREST:
Brauvin High Yield Venture                       18,726           31,007
Brauvin Funds Joint Venture                   2,413,241        2,431,037

PARTNERS' CAPITAL:
General Partners                                346,855          342,441
Limited Partners                             25,190,032       28,152,594

       Total Partners' Capital               25,536,887       28,495,035

       Total Liabilities and
        Partners' Capital                   $28,471,346      $31,464,133
   See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the years ended December 31, 1998, 1997 and 1996


                                            1998       1997         1996
INCOME
Rental (Note 4)                        $4,070,823  $4,239,915  $4,130,302
Interest                                  116,702     161,260      93,923
Other                                       4,134       9,684       3,004

       Total income                     4,191,659   4,410,859   4,227,229

EXPENSES
General and administrative                349,764     363,643     245,571
Management fees (Note 3)                   40,657      41,080      42,653
Amortization of deferred
 organization costs and
 other assets                               5,089       1,200       2,497
Depreciation                              667,467     708,742     722,089
Transaction costs (Note 8)                288,985     345,309     453,013
Valuation fees                            184,500           -      90,780
Provision for
 impairment(Note 6)                     1,306,000          --     550,000

       Total expenses                   2,842,462   1,459,974   2,106,603

Income before loss on
 sale of property and minority
 interest and equity interests'
 share of net income                    1,349,197   2,950,885   2,120,626

Loss on sale of property                 (110,741)          -          --

Income before minority interest
 and equity interest share in
 net income                             1,238,456   2,950,885   2,120,626

Minority interest share
 in net income:
  Brauvin High Yield Venture               (1,424)     (5,833)     (5,828)
  Brauvin Funds Joint Venture            (290,904)   (286,426)   (291,814)
Equity interest in:
  Brauvin Bay County Venture's
  net income                               22,417      18,487       1,027
Net income                              $ 968,545  $2,677,113  $1,824,011
Net income allocated to the
 General Partners                       $  24,214  $   23,012  $       --
Net income allocated to the
 Limited Partners                       $ 944,331  $2,654,101  $1,824,011
Net income per
 Unit outstanding (a)                   $   23.41  $    65.78  $    45.23

       (a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the distribution reinvestment plan (the "Plan").
  See accompanying notes to consolidated financial statements

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the years ended December 31, 1998, 1997 and 1996


                                       General      Limited
                                       Partners     Partners *    Total

Balance, January 1,1996               $319,429   $30,261,083  $30,580,512

Contributions, net                          --        30,965       30,965
Selling commissions and
 other offering costs                       --       (15,203)     (15,203)
Net income                                  --     1,824,011    1,824,011
Cash distributions                          --    (1,814,767)  (1,814,767)
Balance,
  December 31, 1996                    319,429    30,286,089   30,605,518

Net income                              23,012     2,654,101    2,677,113
Cash distributions                          --    (4,787,596)  (4,787,596)
Balance,
  December 31, 1997                    342,441    28,152,594   28,495,035

Net income                              24,214       944,331      968,545
Cash distributions                     (19,800)   (2,552,358)  (2,572,158)
Return of capital
  distributions                             --    (1,354,535)  (1,354,535)
Balance,
  December 31, 1998                $   346,855   $25,190,032  $25,536,887


* Total Units outstanding at December 31, 1998, 1997 and 1996 were 40,347, 40,347, and 40,347, respectively. Operating distributions to Limited Partners per Unit were $63.26, $118.66, and $45.00, for the years ended December 31, 1998, 1997 and 1996, respectively. Return of capital distributions to the Limited Partners were $33.57 for the year ended December 31, 1998. Distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.




    See accompanying notes to consolidated financial statements

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the years ended December 31,

                                           1998     1997         1996
Cash Flows From Operating Activities:

Net income                              $968,545 $2,677,113    $1,824,011
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization            672,556    709,942       724,586
Provision for impairment               1,306,000         --       550,000
Loss on sale of property                 110,741         --            --
Minority interest's share of income:
 Brauvin High Yield Venture                1,424      5,833         5,828
 Brauvin Funds Joint Venture             290,904    286,426       291,814
Equity interest share of income
 from Brauvin Bay County Venture         (22,417)   (18,487)       (1,027)
Changes in:
 Rent receivable                           3,352    (42,663)       19,912
 Deferred rent receivable                (67,563)   (67,561)      (67,561)
 Other assets                                  3      2,791          (654)
 Accounts payable and accrued expenses   211,783    106,197        (2,526)
 Rent received in advance                (14,984)   (91,828)       84,252
 Due to affiliate                            180      3,412            --
 Tenant security deposits                 (2,089)    87,992            --
Net cash provided by operating
 activities                            3,458,435  3,659,167     3,428,635

Cash Flows From Investing Activities:

Proceeds from sale of property         1,354,538         --            --
Investment in Brauvin Bay County
 Venture                                      --         --      (282,766)
Change in undisbursed insurance
 proceeds                               (199,452)   199,452            --
Distributions from Brauvin Bay
 County Venture                           23,140     26,780            --
Net cash provided by (used in)
 investing activities                  1,178,226    226,232      (282,766)

Cash Flows From Financing Activities:

Sale of Units, net of liquidations,
 selling  commissions and other
 offering costs                               --         --        18,658
Return of capital to
     Limited Partners                 (1,354,535)        --            --
Cash distributions to Limited
 Partners                             (2,552,358)(4,787,596)   (1,814,767)
Change in due from General Partners           --          --       10,175
Cash distribution to General Partners    (19,800)         --           --
Return of capital to minority interest
 Brauvin High Yield Venture               (7,505)         --           --
Cash distribution to minority interest:
 Brauvin High Yield Venture               (6,200)     (7,200)      (7,200)
 Brauvin Funds Joint Venture            (308,700)   (306,250)    (313,600)

Net cash used in financing activities (4,249,098) (5,101,046)  (2,106,734)

Net increase (decrease)in cash
 and cash equivalents                    387,563  (1,215,647)   1,039,135
Cash and cash equivalents at
 beginning of year                     1,198,267   2,413,914    1,374,779
Cash and cash equivalents at
 end of year                          $1,585,830  $1,198,267   $2,413,914



        See accompanying notes to consolidated financial statements

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome
J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 1998, 1997 and 1996, the Partnership has sold $42,982,178, $42,982,178, and $42,982,178 of Units, respectively.
These totals include $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1998, 1997 and 1996. As of December 31, 1998, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  In February 1994, the Partnership sold Taco Bell Restaurant located in Schofield, Wisconsin. In January 1998, the Partnership sold Ponderosa unit 850 located in Mansfield, Ohio. In April 1998, the Partnership sold Ponderosa unit 876 located in Sweden, New York.

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

  The Partnership provides an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, 1997 and 1996, except as described in Note 6.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  The original General Partners owe the Partnership $140,000 at
December 31, 1998 and 1997, relating to the Distribution Guaranty
Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                             1998                1997                1996
Selling commissions       $   --              $    --             $12,307
Management fees           40,657               41,080              42,653
Reimbursable operating
  expenses               161,072              172,954             135,590
Legal fees                    --                  239               3,993
Acquisition fees              --                   --              19,171
Transaction costs             --                   --              14,873

  As of December 31, 1998 and 1997, the Partnership has made all payments to affiliates except for $3,592 and $3,412, respectively related to management fees.

(4)  LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases.

  The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases as of December 31, 1998:

                    Year ending December 31:
                                      1999      $ 3,919,177
                                      2000        3,852,350
                                      2001        3,849,850
                                      2002        3,849,850
                                      2003        3,355,291
                                Thereafter       10,964,508
                                                $29,791,026
         Additional rent based on percentages of tenant sales increases was $127,236, $164,769, and $83,633 in 1998, 1997 and 1996,
respectively.

         Approximately 56% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31,
1998 and 1997, $140,000 was due from the original General
Partners related to the Distribution Guaranty.

(6)      PROVISION FOR IMPAIRMENT

  In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield") to prepare an appraisal of the Partnership's properties. As a result of this appraisal, during the fourth quarter of 1996, the Partnership recorded an additional provision for impairment of $550,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This allowance has been recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of the real estate for the Ponderosa located in Sweden, New York. This allowance has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

  During the fourth quarter of 1998, the Partnership recorded an impairment of $984,000 related to an other than temporary decline in real estate for Ponderosa properties in various locations. An impairment of $192,000 related to an other than temporary decline in real estate was also recorded for Hardee's properties located in Michigan. These allowances were recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

(7)      INVESTMENT IN JOINT VENTURE

         The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                      December 31,       December 31,
                                          1998                1997

Land and buildings, net               $1,033,942         $1,051,588
Other assets                              17,330             11,989
                                      $1,051,272         $1,063,577

Liabilities                               $4,296         $   13,820
Partners' capital                      1,046,976          1,049,757
                                      $1,051,272         $1,063,577


                                                          Period from
                                                          October 31, 1996
                            Year Ended      Year Ended    (inception) to
                            December 31,   December 31,      December 31,
                                  1998           1997              1996

Rental and
  other income               $110,782       $109,985          $18,502
Expenses:
  Depreciation                 17,646         17,689            2,898
  Management fees               1,079          1,178              191
  Operating and
          administrative        5,838         20,014           11,463
                               24,563         38,881           14,552
Net income                   $ 86,219        $71,104          $ 3,950

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

  The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield"), an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets at April 1, 1996 to be $30,183,300, or $748.09 per Unit. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and, therefore, the total redemption amount would remain unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time at the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the original cash redemption amount, approximately $31.13 was distributed to the Limited Partners in the December 31, 1997 distribution.

   The General Partners were not to receive any payment in exchange for the redemption of their general partnership interests nor would they have received any fees from the Partnership in connection with the Transaction. The Managing General Partner and his son, James
L. Brault, an executive officer of the Corporate General Partner, were to have a minority ownership interest in the Purchaser.

  The Merger was not completed primarily due to certain litigation, as described below, that was still pending at December 31, 1998. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described below, it is not possible for the Merger to be consummated.

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

  Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998 November 15, 1998, and February 15, 1999, respectively in the amounts of approximately $884,000, $593,200, $1,063,700, and
$1,005,800.

  As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally, on August 15, 1998, a return of capital distribution was made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York. See
Note 9.

  Litigation

  Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Limited Partners of the Partnership. With respect to these actions, the Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

  A. The Dismissed Florida Lawsuit

  On September 17, 1996, a lawsuit was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, styled Rebecca Scialpi and Helen Friedlander v. Jerome J. Brault, Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., and Brauvin Realty Advisors IV, Inc., James L. Brault, and Brauvin Real Estate Funds, L.L.C. and Brauvin High Yield Fund L.P., Brauvin High Yield Fund L.P. II, Brauvin Income Plus L.P. III, and Brauvin Corporate Lease Program IV, L.P., Docket No. 96012807. The Plaintiffs, Scialpi and Friedlander, are Limited Partners in the Partnership. The Partnership and the other affiliated partnerships named in this lawsuit (the "Affiliated Partnerships") that were proposed to be a party to a merger or sale with the Purchaser, were each named as a "Nominal Defendant" in this lawsuit. Jerome J. Brault, the Managing General Partner of the Partnership, and Brauvin Realty Advisors II, Inc., the Corporate General Partner of the Partnership, as well as certain corporate general partners of the Affiliated Partnerships, were named as defendants in this lawsuit. James L. Brault, an officer of the Corporate General Partner and the son of Jerome J. Brault, was also named as a defendant. This lawsuit was dismissed for want of prosecution on January 28, 1998.

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

  The plaintiffs filed an amended complaint on October 8, 1996, which alleges claims for breach of fiduciary duties, breaches of the Agreement, and violation of the Illinois Deceptive Trade Practices Act. The amended complaint seeks injunctive relief,as well as compensatory and punitive damages, relating to the Transaction.

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

  On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master was empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor ( the "Financial Advisor"), at the expense of the Partnership, to assist the Special Master. The Financial Advisor has been engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Partnership itself. The cost to the Partnership for the services of the Financial Advisor was approximately $185,000.

  On August 4, 1998, the Special Master filed a Report and Recommendation with the District Court, expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnerships in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved. The District Court has accepted this Report and Recommendation.

  On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2)and 23(b)(3).

  In addition, pursuant to the General Partners' motion, the District Court dismissed as moot certain of plaintiffs' claims, including plaintiffs' claim that the General Partners violated certain of the rules of the Securities and Exchange Commission by allegedly making false and misleading statements in the Proxy. The District Court similarly dismissed as moot a counterclaim that had been made against class plaintiffs and their counsel for violating the federal securities laws.

  On April 13, 1999, all of the parties reached a Settlement Agreement encompassing all matters in the lawsuit. The Settlement Agreement is subject to the approval by the District Court, and the Limited Partners will be provided with a written notice concerning its terms. The settlement will not have a material financial impact on the Partnership.

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

  The complaint alleges a putative class action consisting of claims that certain Commission rules were violated by making false and misleading statements in the Proxy, the defendants breached their fiduciary duties and breached the Agreement. The complaint was consolidated with the Christman lawsuit, which is described above, pursuant to General Rule 2.31 of the United States District Court of the Northern District of Illinois. The General Partners deny these allegations and intend to vigorously defend these claims. There have been no material developments with respect to this lawsuit since it was filed on June 20, 1997; however, management believes that the terms of the April 13, 1999 settlement agreement described above will encompass this lawsuit.

                                 SCHEDULE III
                        BRAUVIN HIGH YIELD FUND L.P. II
                        (a Delaware limited partnership)

                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1998
                                                                       Gross Amount at Which Carried
                                      Initial Cost                           at  Close of Period
                                              Buildings     Cost of            Buildings
                                                    and    Subsequent               and             Accumulated      Date
   Description     Encumbrances (c) Land    Improvements Improvements  Land Improvements   Total    Depreciation (b) Acquired
Ponderosas - BHYF II    $0     $ 3,907,384   $9,117,233       $0  $3,420,437  $7,981,017 $11,401,454  $2,359,930      9/88-11/89
Ponderosas - BHYV        0       1,810,770    4,225,129        0   1,413,165   3,297,387   4,710,552   1,014,805            9/88
Taco Bell                0         128,236      299,218        0     128,236     299,218     427,454      85,091            1/89
Scandinavian
 Health Spa-BFJV         0       1,657,861    3,868,342        0   1,657,861   3,868,342   5,526,203   1,039,991            7/89
Children's World
 Learning Centers        0         771,140    1,799,327        0     771,140   1,799,327   2,570,467     436,175       1/90-9/90
Hardee's Restaurants     0         729,798    1,702,861        0     357,198     833,461   1,190,659     332,009       5/90-7/90
Avis Lubes               0         507,620    1,184,448        0     507,620   1,184,448   1,692,068     287,492       6/90-8/90
Blockbuster Video Store  0         354,644      827,501        0     354,644     827,501   1,182,145     198,223            9/90
Chi-Chi's Restaurants    0       1,408,671    2,150,981        0   1,408,671   2,150,981   3,559,652     610,735            3/91
                        $0     $11,276,124  $25,175,040       $0 $10,018,972 $22,241,682 $32,260,654  $6,364,451

<F1>
NOTES:
   (a)  The cost of this real estate is $34,616,656 for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1990.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

        Real estate                                       1998              1997               1996
        Balance at beginning of year                  $35,401,164       $35,401,164      $35,951,164
        Property Sales                                 (1,834,510)
        Subtractions - land and buildings(d)           (1,306,000)               --         (550,000)

        Balance at end of year                        $32,260,654       $35,401,164      $35,401,164


        Accumulated depreciation                           1998             1997             1996

        Balance at beginning of year                 $  6,066,215       $ 5,357,473      $ 4,635,384
        Property sales                                   (369,231)
        Provision for depreciation                        667,467           708,742          722,089

        Balance at end of year                       $  6,364,451       $ 6,066,215      $ 5,357,473

<F2>
   (c)  Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Limited Partners.
   (d)  The 1996 amount reflects a provision for impairment of land of $165,000 and buildings of $385,000 related to the properties in St. Johns and Albion, Michigan.  The 1998 amount reflects a provision for impairment of land of
        $391,800 and buildings of $914,200, related to Ponderosas, Brauvin High Yield Fund Ponderosas, and Hardee's.

                            EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 1998

                          EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

          For the fiscal year ended December 31, 1998


 Exhibit (21)    Subsidiaries of the Registrant

 Exhibit (27)    Financial Data Schedule

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                       Illinois

Brauvin Funds Joint Venture                      Illinois

Brauvin Bay County Venture                       Illinois