Form 10-Q
period 1999-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 1999-05-17
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 1999

                                or

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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I    Financial Information

Item 1.   Consolidated Financial Statements. . . . . . .          3

          Consolidated Balance Sheets at March 31, 1999
          and December 31, 1998 . . . . . . . . . . . . . . .     4

          Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998. . . . . .   5

          Consolidated Statements of Partners' Capital for
          the periods January 1, 1998 to March 31, 1999 . . . .   6

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 1998. . . . . . . . .   7

          Notes to Consolidated Financial Statements. . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .  26

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . . . .  37

PART II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .         38

Item 2.   Changes in Securities. . . . . . . . . . . . .         44

Item 3.   Defaults Upon Senior Securities. . . . . . . .         44

Item 4.   Submissions of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . . . .  44

Item 5.   Other Information. . . . . . . . . . . . . . .         44

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .         44

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                 PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, Consolidated Statements of Partners' Capital for the periods January 1, 1998 to March 31, 1999 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEETS

                                        March 31,    December 31,
                                          1999           1998
ASSETS
Investment in real estate:
   Land                                $10,018,972  $10,018,972
   Buildings                            22,241,682   22,241,682
                                        32,260,654   32,260,654
   Less: Accumulated depreciation       (6,525,866)  (6,364,451)
   Net investment in real estate        25,734,788   25,896,203

Investment in Brauvin Bay
 County Venture (Note 6)                   275,170      274,777
Cash and cash equivalents                1,520,676    1,585,830
Rent receivable                             90,791       76,374
Deferred rent receivable                   482,152      477,663
Due from General Partners (Note 4)         140,000      140,000
Other assets                                20,155       20,499
       Total Assets                    $28,263,732  $28,471,346

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued
 expenses                              $   448,679  $   377,213
Rent received in advance                    92,365       35,784
Due to an affiliate                          3,921        3,592
Tenant security deposits                    85,903       85,903
            Total Liabilities              630,868      502,492

MINORITY INTEREST:
 Brauvin High Yield Venture                 18,442       18,726
 Brauvin Funds Joint Venture             2,402,696    2,413,241

PARTNERS' CAPITAL:
General Partners                           363,871      346,855
Limited Partners                        24,847,855   25,190,032
       Total Partners' Capital          25,211,726   25,536,887

       Total Liabilities and
        Partners' Capital              $28,263,732  $28,471,346









   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended March 31,
                          (Unaudited)

                                       1999              1998
INCOME
Rental                              $1,006,383        $1,010,043
Interest                                17,581            31,129
Other                                   54,687                98
      Total income                   1,078,651         1,041,270

EXPENSES
General and administrative              61,890            82,535
Management fees (Note 3)                10,664            10,123
Amortization of deferred
 organization costs and
 other assets                              654               300
Depreciation                           161,415           171,250
Provision for impairment                    --           130,000
Transaction costs (Note 7)              95,022            34,383

       Total expenses                  329,645           428,591
Income before loss on sale of
property and minority and
  equity interests' share
  of net income                        749,006           612,679
Loss on sale of property                    --          (112,104)
Income before minority and
  equity interests' share
  of net income                        749,006           500,575
Minority interest share
 in net income:
  Brauvin High Yield Venture            (1,216)              (78)
  Brauvin Funds Joint Venture          (72,755)          (71,950)
Equity interest in:
  Brauvin Bay County Venture's
  net income                             5,593             5,363
Net income                          $  680,628        $  433,910
Net income allocated to the
 General Partners                   $   17,016        $   10,848
Net income allocated to the
 Limited Partners                   $  663,612        $  423,062
Net income per
 Unit outstanding (a)               $    16.45        $    10.49

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

                 BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the periods from January 1, 1998 to March 31, 1999

                                 General       Limited
                                 Partners     Partners*      Total

Balance January 1, 1998           $342,441   $28,152,594  $28,495,035

Net income                          24,214       944,331      968,545
Return of capital distribution          --    (1,354,535)  (1,354,535)
Cash distributions                 (19,800)   (2,552,358)  (2,572,158)

Balance, December 31, 1998         346,855    25,190,032   25,536,887

Net income                          17,016       663,612      680,628
Cash distributions                      --    (1,005,789)  (1,005,789)

Balance, March 31, 1999           $363,871   $24,847,855  $25,211,726



* Total Units outstanding at March 31, 1999 and December 31, 1998 were 40,347. Cash distributions to Limited Partners per Unit were $24.93 and $118.66, for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.





















    See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31,

                                                 1999         1998

Cash Flows From Operating Activities:
Net income                                    $  680,628   $  433,910
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                    162,069      171,550
Provision for impairment                              --      130,000
Loss on sale of property                              --      112,104
Minority interest's share of income from:
 Brauvin High Yield Venture                        1,216           78
 Brauvin Funds Joint Venture                      72,755       71,950
Equity interest share of income
 from Brauvin Bay County Venture                  (5,593)      (5,363)
Changes in:
  Rent receivable                                (14,417)      (7,215)
  Deferred rent receivable                        (4,489)     (16,890)
  Other assets                                      (310)          --
  Accounts payable and accrued expenses           71,466       12,581
  Rent received in advance                        56,581      (15,098)
  Due to affiliates                                  329          306
  Tenant security deposits                            --       (2,089)
Net cash provided by operating activities      1,020,235      885,824

Cash Flows From Investing Activities:
Proceeds from the sale of property                    --      752,596
Distributions from Brauvin Bay
 County Venture                                    5,200        6,760
Cash provided by investing activities              5,200      759,356

Cash Flows From Financing Activities:
Cash distributions to General Partners                --      (19,800)
Cash distributions to Limited Partners        (1,005,789)          --
Return of capital to minority interest
 in Brauvin High Yield Venture                        --       (7,505)
Cash distribution to minority interest:
 Brauvin High Yield Venture                       (1,500)      (1,500)
 Brauvin Funds Joint Venture                     (83,300)     (78,400)
Cash used in financing activities             (1,090,589)    (107,205)
Net (decrease)increase in cash and
 cash equivalents                                (65,154)   1,537,975
Cash and cash equivalents at
 beginning of period                           1,585,830    1,198,267
Cash and cash equivalents at
 end of period                                $1,520,676   $2,736,242




   See accompanying notes to consolidated financial statements

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 1999 and December 31, 1998, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 1999 and December 31, 1998. As of March 31, 1999, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  In February 1994, the Partnership sold the Taco Bell Restaurant located in Schofield, Wisconsin. In January 1998, the joint venture partnership sold Ponderosa unit 850 located in Mansfield, Ohio. In April 1998, the Partnership sold Ponderosa unit 876 located in Sweden, New York.

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

  The Partnership provides an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and December 31, 1998, except as described in Note 5.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  The original General Partners owe the Partnership $140,000 at
March 31, 1999 and December 31, 1998, relating to the Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                             1999                1998
Management fees            $10,664             $10,123
Reimbursable operating
  expenses                  40,039              33,525

  As of March 31, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $3,921 and $3,592, respectively related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 1999 and December 31, 1998, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(5) PROVISION FOR IMPAIRMENT

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

(6)              INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay
County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                March 31,           December 31,
                                  1999                  1998
Land and buildings, net        $1,029,530            $1,033,942
Other assets                       30,423                17,330
                               $1,059,953            $1,051,272

Liabilities                    $   11,465            $    4,296
Partners' capital               1,048,488             1,046,976
                               $1,059,953            $1,051,272


                 Three Months Ended March 31,

                                   1999                 1998

Rental and other income           $27,313           $27,357

Expenses:
 Depreciation                       4,412             4,412
 Management fees                      501               291
 Operating and administrative         887             2,027
                                    5,800             6,730

Net income                        $21,513           $20,627

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

   The Merger was not completed primarily due to certain litigation, as described below. The General Partners believe that these lawsuits are without merit and, therefore, continue to vigorously defend against them. Because of the August 12, 1998 rulings of the District Court in the Christman Litigation, as described below, it is not possible for the Merger to be consummated.

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

   A distribution of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 was made to Limited Partners on
May 17, 1999, in the amount of approximately $907,500.

   Litigation

   Two legal actions, as hereinafter described, were pending at December 31, 1998 against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by Limited Partners of the Partnership. With respect to these actions, the Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

  The Partnership's computer information technology systems consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through March 31, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 1999, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At March 31, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1999(a)   1998 (b)       1997      1996

February 15    $24.9281    $    --     $20.1875   $22.3597

May 15          22.4924    21.9087      18.8614    22.3597

August 15            --    14.7020      22.8662        --

November 15 (c)      --    26.3634      56.6001        --

(a)   The May 1999 distribution was made on May 17, 1999.

(b) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999 respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152, $15.1571,
     $0.00, and   $0.00 per Unit, respectively.

(c)  The 1997 distributions were made on March 31, 1997, July 15,
     1997, October 22,1997 and December 31, 1997.

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

   A Distribution of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 was made to Limited Partners on
May 17, 1999 in the amount of approximately $907,500.

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

   During the three months ended March 31, 1999, and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $10,664 and $40,657, respectively. In January 1998, the Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

   The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various legal issues, as described in "Legal Proceedings" the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

   As discussed in "Legal Proceedings", all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois.

   The 1999 and 1998 distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuit. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three.) The General Partners are working to remedy this vacancy situation. As of December 31, 1998, two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant fire damage and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

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

Results of Operations - Three months ended March 31, 1999 and 1998

   Results of operations for the three months ended March 31, 1999 reflected net income of $680,628 compared to net income of $433,910 for the three months ended March 31, 1998, an increase of approximately $246,700. The increase in net income is primarily due to the March 1998 recording of a $130,000 provision for an other than temporary decline in the value of the Ponderosa property located in Sweden, New York and the $112,104 loss on the sale of the property located in Mansfield, Ohio during the first quarter of 1998.

   Total income for the three months ended March 31, 1999 was $1,078,651 as compared to $1,041,270 for the period ended March 31, 1998, an increase of approximately $37,400. The increase in total income is primarily due to an increase in other income of approximately $54,600. Other income increased as a result of a $50,000 collection of additional insurance proceeds from the sold Ponderosa located in Sweden, New York.

   Total expenses for the three months ended March 31, 1999 were $329,645 as compared to $428,591 for the period ended March 31, 1998, an decrease of approximately $98,900. The decrease in expenses was primarily due to a $130,000 decrease in provision for an other than temporary decline in the value of the Ponderosa property located in Sweden, New York. Partially offsetting this decrease in property impairment is an increase in Transaction costs of approximately $60,600. The increase in Transaction costs are primarily associated with the settlement resolution of the litigation, as discussed above.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk.

   The Partnership does not engage in any hedge transactions or derivative financial instruments.

                   PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

   Two legal actions, as hereinafter described, were pending against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, will be forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger. Each of these actions was brought by limited partners of the Partnership. With respect to the actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                    DATE: May 17, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 17, 1999