Form 10-Q
period 1999-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1999-08-16
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 1999

                                or

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

                BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX

PART I    Financial Information

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .   4

          Consolidated Statements of Net Assets as of
          June 30, 1999(Liquidation Basis) and the Balance Sheet
          at December 31, 1998 (Going Concern Basis) . . . . . .     5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period June 18, 1999 to
          June 30, 1999 (Liquidation Basis) . . . . . . . . . .      6

          Consolidated Statements of Operations for the period
          January 1, 1999 to June 18, 1999
          and for the six months ended June 30, 1998
          (Going Concern Basis) . . . . . . . . . . . . . . . . . .  7

          Consolidated Statements of Operations for the period
          April 1, 1999 to June 18, 1999
          and the three months ended June 30, 1998
          (Going Concern Basis) . . . . . . . . . . . . . . . . .    8

          Consolidated Statements of Partners' Capital for
          the period January 1, 1998 thru June 18, 1999
          (Going Concern Basis) . . . . . . . . . . . . . . . . . . .9

          Consolidated Statements of Cash Flows for the period
          April 1, 1999 to June 18, 1999 (Liquidation Basis)
          and for the six months ended June 30, 1998
          (Going Concern Basis) . . . . . . . . . . . . . . . . .    10



          Notes to Consolidated Financial Statements. . . . . . . . 11



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   27

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . . . . .   40




PART II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .  . . .    41

Item 2.   Changes in Securities. . . . . . . . . . . . .           41

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . 41

Item 4.   Submissions of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . . . . .    41

Item 5.   Other Information. . . . . . . . . . . . . . .           41

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .           42

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .       43

                 PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1998 Balance Sheet, the following
Consolidated Statement of Net Assets in Liquidation,  Consolidated
Statement of changes in Net Assets for the period June 18, 1999 to June 30, 1999, Consolidated Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis),Consolidated Statements of Operations for the period April 1, 1999 to June 18, 1999 and the three months ended June 30, 1998 (Going Concern Basis), Consolidated Statements of Partners' Capital for the period January 1, 1998 to
June 18, 1999 (Going Concern Basis), and Consolidated Statements of CashFlowsfor the period April 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (GoingConcern Basis) for Brauvin High Yield Fund L.P. II (the"Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                        (Liquidation   (Going Concern
                                            Basis)         Basis)
                                          June 30,      December 31,
                                            1999            1998
ASSETS
 Land                                             --   $ 10,018,972
 Buildings and improvements                       --     22,241,682
                                                  --     32,260,654
 Less: Accumulated depreciation                   --     (6,364,451)
 Net investment in real estate                    --     25,896,203
Real estate held for sale                $30,793,546             --
Investment in Joint Venture (Note 7):
   Brauvin Bay County Venture                270,477        274,777
Cash and cash equivalents                  1,183,053      1,585,830
Restricted cash                              289,139             --
Rent receivable                               85,287         76,374
Deferred rent receivable                         --         477,663
Due from General Partner                     140,000        140,000
Other assets                                  31,480         20,499
  Total Assets                           $32,792,982    $28,471,346

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses    $   402,194    $   377,213
Rent received in advance                      80,271         35,784
Deferred gain on sale of real estate       5,399,979             --
Reserve for estimated costs during
 the liquidation period                      140,800             --
Tenant security deposits                      85,903         85,903
Due to affiliates                              3,911          3,592
  Total Liabilities                        6,113,058        502,492
Minority Interest in Brauvin:
             High Yield Joint Venture         18,290         18,726
 Funds Joint Venture                       2,149,457      2,413,241

Net Assets in Liquidation                $24,512,177
PARTNERS' CAPITAL
General Partners                                            346,855
Limited Partners                                         25,190,032
  Total Partners Capital                                 25,536,887
Total Liabilities and Partners' Capita                  $28,471,346





See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P.II
                (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
                 JUNE 18, 1999 TO JUNE 30, 1999

                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                         $24,898,268

Adjustments to Liquidation Basis                (386,091)

Net Assets in Liquidation
at June 30, 1999                              $24,512,177




























   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)

                                   January 1, 1999      Six months
                                        to                 ended
                                    June 18, 1999     June 30, 1998

INCOME
Rental                                 $2,013,600        $2,022,749
Interest                                   35,469            65,519
Other                                      67,075               934
Total income                            2,116,144         2,089,202
EXPENSES
General and administrative                193,806           226,138
Management fees (Note 4)                   20,728            20,141
Amortization of deferred
 organization costs and
 other assets                               1,306               600
Depreciation                              317,477           338,619
Provision for impairment                       --           130,000
Valuation fees                                              157,250
Transaction costs (Note 8)                187,552            79,611
Total expenses                            720,869           952,359
Income before gain(loss)on sale         1,395,275         1,136,843
Gain(loss) on sale                         25,108          (110,741)
Income before minority and
  equity interests' share
  of net income                         1,420,383         1,026,102
Minority interest share
 in net income:
  Brauvin High Yield Venture               (2,615)           (1,333)
  Brauvin Funds Joint Venture            (145,581)         (143,783)
Equity interest in:
  Brauvin Bay County Venture's
  net income                               11,299            10,610
Net income                             $1,283,486        $  891,596
Net income allocated to the
 General Partners                      $   32,087        $   22,290
Net income allocated to the
 Limited Partners                      $1,251,399        $  869,306
Net income per Limited Partner interest
 (40,347 units outstanding)            $    31.02        $    21.55

  See accompanying notes to consolidated financial statements.
                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Going Concern Basis)
                          (Unaudited)

                                      April 1, 1999      Three months
                                             to            ended
                                       June 18, 1999     June 30, 1998
INCOME
Rental                                     $1,007,217        $1,012,706
Interest                                       17,888            34,390
Other                                          12,388               836
Total income                                1,037,493         1,047,932
EXPENSES
General and administrative                    131,916           143,603
Management fees (Note 4)                       10,064            10,018
Amortization of deferred
 organization costs and
 other assets                                     652               300
Depreciation                                  156,062           167,369
Valuation fees                                                  157,250
Transaction costs (Note 8)                     92,530            45,228
Total expenses                                391,224           523,768
Income before gain on sale of
property and minority and
  equity interests' share
  of net income                               646,269           524,164
Gain on sale of property                       25,108             1,363
Income before minority and
  equity interests' share
  of net income                               671,377           525,527
Minority interest share
 in net income:
  Brauvin High Yield Venture                   (1,399)           (1,255)
  Brauvin Funds Joint Venture                 (72,826)          (71,833)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                    5,706             5,247
Net income                                 $  602,858        $  457,686
Net income allocated to the
 General Partners                          $   15,071        $   11,442
Net income allocated to the
 Limited Partners                          $  587,787        $  446,244
Net income per Limited Partner interest
 (40,347 units outstanding)                $    14.57        $    11.06

  See accompanying notes to consolidated financial statements.
                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1999 to June 18, 1999
            and for the year ended December 31, 1998
                                 (Going concern basis)

                                       General        Limited
                                       Partners      Partners*     Total

Balance, January 1, 1998              $342,441    $28,152,594   $28,495,035

Net income                              24,214        944,331       968,545
Return of capital distribution              --     (1,354,535)   (1,354,535)
Cash distributions                     (19,800)    (2,552,358)   (2,572,158)

Balance December 31, 1998              346,855     25,190,032    25,536,887

Net income                              32,087      1,251,399     1,283,486
Cash distributions                          --     (1,922,105)   (1,922,105)

Balance June 18, 1999                 $378,942    $24,519,326   $24,898,268


* Total Units outstanding at June 18, 1999 and December 31, 1998 were 40,347. Cash distributions to Limited Partners per Unit were $24.93 and $118.66, for the three months ended June 30, 1999 and the year ended December 31, 1998, respectively. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

















    See accompanying notes to consolidated financial statements.
                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the period January 1, 1999 to June 18, 1999
                 and the six months ended June 30, 1998
                       (Going concern basis)

                                                      1999         1998

Cash Flows From Operating Activities:
Net income                                        $ 1,283,486   $ 891,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                         318,783     339,219
Provision for impairment                                   --     130,000
Loss on sale of property                              (25,108)    110,741
Minority interest's share of income from:
 Brauvin High Yield Venture                             2,615       1,333
 Brauvin Funds Joint Venture                          145,581     143,783
Equity interest share of income
 from Brauvin Bay County Venture                      (11,299)    (10,610)
Changes in:
  Restricted cash                                    (289,140)
  Rent receivable                                      (8,913)      9,318
  Deferred rent receivable                             (2,777)    (33,780)
  Other assets                                        (12,287)          2
  Accounts payable and accrued expenses                24,981     191,495
  Rent received in advance                             44,487     (15,712)
  Due to affiliates                                       319         (51)
  Tenant security deposits                                 --      (2,089)
Net cash provided by operating activities           1,470,728   1,755,245

Cash Flows From Investing Activities:
Change in disbursed insurance proceeds                     --    (199,452)
Proceeds from the sale of property                    210,000   1,354,538
Distributions from Brauvin Bay
 County Venture                                        15,600      12,740
Cash provided by investing activities                 225,600   1,167,826

Cash Flows From Financing Activities:
Return of capital to Limited Partners                      --    (742,995)
Cash distributions to General Partners                     --     (19,800)
Cash distributions to Limited Partners             (1,922,105)   (895,471)
Return of capital to minority interest
 in Brauvin High Yield Venture                             --      (7,505)
Cash distribution to minority interest:
 Brauvin High Yield Venture                            (3,050)     (3,000)
 Brauvin Funds Joint Venture                         (173,950)   (156,800)
Cash used in financing activities                  (2,099,105)  (1,825,571)
Net (decrease)increase in cash and
 cash equivalents                                    (402,777)  1,097,500
Cash and cash equivalents at
 beginning of period                                1,585,830   1,198,267
Cash and cash equivalents at
 end of period                                     $1,183,053  $2,295,767

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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 1999 and December 31, 1998, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 1999 and December 31, 1998. As of June 30, 1999, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinoison June 18, 1999 the Partnership has begun the liquidation processand, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.
Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Prior to the preparation of the financial statements on a liquidation basis, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense is computed on a straight-line basis over approximately 35 years.

  The Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 and December 31, 1998, except as described in Note 6.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Restricted Cash

  Per the terms of the settlement agreement (see Note 8) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999 and December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $386,091 which is included in the June 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale(a)             $5,399,712
     Decrease in investment in minority interest
      in Joint Venture                                       235,415
     Write-off of deferred rent receivable                  (480,439)
     Increase in deferred gain on sale
       of real estate                                     (5,399,979)
     Estimated liquidation costs                            (140,800)

     Total adjustment to liquidation basis                $ (386,091)

(a) Net of estimated selling costs


(3)  PARTNERSHIP AGREEMENT

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

(4)  TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners manages the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The original General Partners owe the Partnership $140,000 at
June 30, 1999 and December 31, 1998, relating to the Distribution
Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 1999 and 1998 were as follows:

                                      1999                1998
Management fees                      $20,728             $20,141
Reimbursable operating
  expenses                           113,116              94,042

  As of June 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $3,911 and $3,592, respectively related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 1999 and December 31, 1998, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

(7)     INVESTMENT IN JOINT VENTURE

  The Partnership owns an equity interest in the Brauvin Bay County Venture and reports its investment on the equity method. The following are condensed financial statements for the Brauvin Bay County Venture:
                   BRAUVIN BAY COUNTY VENTURE
                                (Liquidation         (Going Concern
                                   Basis)                 Basis)
                                 June 30,             December 31,
                                   1999                   1998
Land and buildings, net      $       --                $1,033,942
Real estate held for sale     1,028,651                        --
Other assets                     18,210                    17,330
                             $1,046,861                $1,051,272

Liabilities                  $   16,427                $    4,296

Net assets in liquidation    $1,030,434

Partners' capital                                        1,046,976
                                                        $1,051,272
    GOING CONCERN BASIS

                                January 1, 1999    January 1, 1998
                                      to                to
                                  June 18,1999      June 30, 1998

Rental and other income                 $54,625           $54,714

Expenses:
 Depreciation                             8,823             8,823
 Management fees                            794               582
 Operating and
  administrative                          1,550             4,503
                                         11,167            13,908
Net income                              $43,458           $40,806


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

         A distribution of the Partnership's net earnings for the period January 1, 1999 to March 30, 1999 was made to Limited Partners on
May 17, 1999, in the amount of approximately $907,500. A distribution of the Partnership's net earnings for the period April
1, 1999 to June 30, 1999 was made to Limited Partners on August 15, 1999, in the amount of approximately $550,000. In addition, on August 15, 1999, $210,000 was distributed to the Limited Partners as a result of the sale of the Hardees located in Albion, Michigan.

         Litigation

         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General
Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States
District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General
Partners of the Partnership and affiliates of such General
Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

(9) Property Sale

         On June 21, 1999, the Partnership sold the vacant Hardees restaurant located in Albion, Michigan to an unaffiliated third party for $210,000.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through June 30, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 1999, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At June 30, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date          1999(a)   1998 (b)       1997      1996

February 15   $24.9281    $    --     $20.1875   $22.3597

May 15         22.4924    21.9087      18.8614    22.3597

August 15      13.6317    14.7020      22.8662        --

November 15 (c)     --    26.3634      56.6001        --

     (a) The May 1999 distribution was made on May 17, 1999. In addition the August 15, 1999 amount does not include a return of capital distribution of approximately $5.2048 per unit.

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

   As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally on August 15, 1998, a return of capital distribution was also made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York.

   A Distribution of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 was made to Limited Partners on May 17, 1999 in the amount of approximately $907,500. A Distribution of the Partnership's net earnings for the period April 1, 1999 to June 30, 1999 was made to Limited Partners on August 15, 1999 in the amount of approximately $550,000.

  As a result of a sale of the Albion, Michigan property on June 21, 1999, a return of capital distribution in the amount of $210,000 was made to Limited Partners on August 15, 1999.

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

   During the six months ended June 30, 1999, and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $10,065 and $40,657, respectively. In January 1998, the Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

         On August 4, 1998 the Special Master filed a Report and Recommendation with the District Court expressing the Special Master's recommendation that the Partnership's properties be disposed of in an auction conducted by the Financial Advisor under the direction of the Special Master. The District Court accepted this Report and Recommendation. On November 4, 1998, the Special Master filed an additional Report and Recommendation with the District Court, requesting that the Court withdraw its Order of Reference to Special Master on the grounds it would be impossible to effect the sale of the Partnership's properties in a manner that maximizes the financial return to Limited Partners in a short time frame, unless certain litigation issues are resolved.

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

         As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process.
The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.

Results of operations - For the period January 1, 1999 to June
18, 1999 and six months ended June 30, 1998 (Amounts rounded to nearest 000's)

         Results of operations for the period January 1, 1999 to June 18, 1999 reflected net income of $1,283,000 compared to net income of $892,000 for the six months ended June 30, 1998, an increase of approximately $391,000.

         Total income for the period January 1, 1999 to June 18, 1999 was $2,116,000 compared to $2,089,000 for the six months ended June 30, 1998 an increase of $27,000. The increase was due primarily to a 1999 $50,000 collection of additional insurance proceeds from the sold Ponderosa located in Sweden, New York. Partially offsetting this increase was a decrease in interest income as a result of decreased cash balances held during the 1999 period compared to 1998.

         Total expenses for the period January 1, 1999 to June 18, 1999 were $721,000 compared to $952,000 for the six months ended June
30, 1998 a decrease of $231,000. The decrease was due primarily to a decrease in valuation fees of $157,000, a decrease in provision for impairment of $130,000, and a decrease in generaland administrative expense of $33,000, offset by an increase in transaction fees of $108,000 related to the litigation.

Results of Operations - For the period April 1, 1999 to June 18,
1999 and three months ended June 30,1998 (Amounts rounded to 000's)

         Results of operations for the period April 1, 1999 to June 18, 1999 reflected net income of $603,000 compared to net income of $458,000 for the three months ended June 30, 1998, an increase of approximately $145,000.

         Total income for the period April 1, 1999 to June 18, 1999 was $1,037,000 compared to $1,047,000 for the three months ended June
30, 1998 a decrease of $10,000. The decrease was due primarily to a $10,000 decrease in interest income as a result of decreased cash balances held during the 1999 period compared to 1998.

         Total expenses for the period April 1, 1999 to June 18, 1999 were $391,000 compared to $524,000 for the three months ended June 30, 1998 a decrease of $133,000. The decrease was due primarily to a decrease in professional fees of $110,000 related to the litigation, and a decrease in general and administrative expense of $12,000.

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk.

         The Partnership does not engage in any hedge transactions or derivative financial instruments.

                  PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General
Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States
District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. Management believes that the settlement will not have a material financial impact on the Partnership. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General
Partners of the Partnership and affiliates of such General
Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                    DATE: August 16, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 16, 1999