Form 10-Q/A
period 1999-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 1999-08-19
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A
                       AMENDMENT NUMBER 1


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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . . . . .      4

        Consolidated Statements of Net Assets as of
        June 30, 1999(Liquidation Basis) and the Balance Sheet
        at December 31, 1998 (Going Concern Basis) . . . . . .      5

        Consolidated Statement of Changes in Net Assets
        in Liquidation for the period June 18, 1999 to
        June 30, 1999 (Liquidation Basis)  . . . . . . . . . .      6

        Consolidated Statements of Operations for the period
        January 1, 1999 to June 18, 1999
        and for the six months ended June 30, 1998
        (Going Concern Basis) . . . . . . . . . . . . . . .         7

        Consolidated Statements of Operations for the period
        April 1, 1999 to June 18, 1999
        and the three months ended June 30, 1998
        (Going Concern Basis)         . . . . . . . . . . . . . . . 8

        Consolidated Statements of Partners' Capital
        for the period January 1, 1998 thru June 18, 1999
        (Going Concern Basis)     . . . . . . . . . . . . . . . .   9

        Consolidated Statements of Cash Flows for the period
        April 1, 1999 to June 18, 1999 (Liquidation Basis)
        and for the six months ended June 30, 1998
        (Going Concern Basis) . . . . . . . . . . . . . . .        10


        Notes to Consolidated Financial Statements. . . . .        11



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .        27

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk        . . . . . . . . . . . . . . . . . . . . 40


PART II Other Information

Item 1. Legal Proceedings        . . . . . . . . . . . . . . . . . 41

Item 2. Changes in Securities . . . . . . . . . . . . . . .        41

Item 3. Defaults Upon Senior Securities . . . . . . . . . .        41

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . .        41

Item 5. Other Information . . . . . . . . . . . . . . . . .        41

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . .        42

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .        43

                 PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1998 Balance Sheet, the following Consolidated Statement of Net Assets in Liquidation, Consolidated Statement of changes in Net Assets for the period June 18, 1999 to June 30, 1999, Consolidated Statements of Operations for the period January 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis),Consolidated Statements of Operations for the period April 1, 1999 to June 18, 1999 and the three months ended June 30, 1998 (Going Concern Basis), Consolidated Statements of Partners' Capital for the period January 1, 1998 to June 18, 1999 (Going Concern Basis), and Consolidated Statements of Cash Flows for the period April 1, 1999 to June 18, 1999 and for the six months ended June 30, 1998 (Going Concern Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
  CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 1999 AND BALANCE SHEET DATED DECEMBER 31, 1998
                          (Unaudited)
                                           (Liquidation   (Going Concern
                                                    Basis)         Basis)
                                                  June 30,      December 31,
                                                    1999            1998
ASSETS
 Land                                                   --   $ 10,018,972
 Buildings and improvements                             --     22,241,682
                                                        --     32,260,654
 Less: Accumulated depreciation                         --     (6,364,451)
 Net investment in real estate                          --     25,896,203
Real estate held for sale                      $30,793,546             --
Investment in Joint Venture (Note 7):
   Brauvin Bay County Venture                      270,477       274,777
Cash and cash equivalents                        1,183,053     1,585,830
Restricted cash                                    289,139            --
Rent receivable                                     85,287        76,374
Deferred rent receivable                                --       477,663
Due from General Partner                           140,000       140,000
Other assets                                        31,480        20,499
  Total Assets                                 $32,792,982   $28,471,346

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses          $   402,194   $   377,213
Rent received in advance                            80,271        35,784
Deferred gain on sale of real estate             5,399,979            --
Reserve for estimated costs during
 the liquidation period                            140,800            --
Tenant security deposits                            85,903        85,903
Due to affiliates                                    3,911         3,592
  Total Liabilities                              6,113,058       502,492
Minority Interest in Brauvin:
 High Yield Joint Venture                           18,290        18,726
 Funds Joint Venture                             2,149,457     2,413,241

Net Assets in Liquidation                      $24,512,177
PARTNERS' CAPITAL
General Partners                                                 346,855
Limited Partners                                              25,190,032
  Total Partners Capital                                      25,536,887
Total Liabilities and Partners' Capital                      $28,471,346


  See accompanying notes to consolidated financial statements.

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



































   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Going Concern Basis)
                          (Unaudited)


                                        January 1, 1999      Six months
                                              to                 ended
                                         June 18, 1999     June 30, 1998

INCOME
Rental                                     $2,013,600        $2,022,749
Interest                                       35,469            65,519
Other                                          67,075               934
       Total income                         2,116,144         2,089,202
EXPENSES
General and administrative                    193,806           226,138
Management fees (Note 4)                       20,728            20,141
Amortization of deferred
 organization costs and
 other assets                                   1,306               600
Depreciation                                  317,477           338,619
Provision for impairment                           --           130,000
 Valuation fees                                    --           157,250
Transaction costs (Note 8)                    187,552            79,611
       Total expenses                         720,869           952,359
Income before gain(loss)on sale             1,395,275         1,136,843
Gain(loss) on sale                             25,108          (110,741)
Income before minority and
  equity interests' share
  of net income                             1,420,383         1,026,102
Minority interest share
 in net income:
  Brauvin High Yield Venture                   (2,615)           (1,333)
  Brauvin Funds Joint Venture                (145,581)         (143,783)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                   11,299            10,610
Net income                                 $1,283,486        $  891,596
Net income allocated to the
 General Partners                          $   32,087        $   22,290
Net income allocated to the
 Limited Partners                          $1,251,399        $  869,306
Net income per Limited Partner interest
 (40,347 units outstanding)                $    31,02        $    21.55

  See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Going Concern Basis)
                          (Unaudited)

                                April 1, 1999            Three months
                                             to            ended
                                June 18, 1999           June 30, 1998
INCOME
Rental                                     $1,007,217        $1,012,706
Interest                                       17,888            34,390
Other                                          12,388               836
       Total income                         1,037,493         1,047,932
EXPENSES
General and administrative                    131,916           143,603
Management fees (Note 4)                       10,064            10,018
Amortization of deferred
 organization costs and
 other assets                                     652               300
Depreciation                                  156,062           167,369
Valuation fees                                     --           157,250
Transaction costs (Note 8)                     92,530            45,228
       Total expenses                         391,224           523,768
Income before gain on sale of
property and minority and
  equity interests' share
  of net income                               646,269           524,164
Gain on sale of property                       25,108             1,363
Income before minority and
  equity interests' share
  of net income                               671,377           525,527
Minority interest share
 in net income:
  Brauvin High Yield Venture                   (1,399)           (1,255)
  Brauvin Funds Joint Venture                 (72,826)          (71,833)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                    5,706             5,247
Net income                                 $  602,858        $  457,686
Net income allocated to the
 General Partners                          $   15,071        $   11,442
Net income allocated to the
 Limited Partners                          $  587,787        $  446,244
Net income per Limited Partner interest
 (40,347 units outstanding)                $    14.57        $    11.06
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
                       (Going concern basis)

                                                       1999         1998

Cash Flows From Operating Activities:
Net income                                        $ 1,283,486 $   891,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                         318,783     339,219
Provision for impairment                                   --     130,000
Loss on sale of property                              (25,108)    110,741
Minority interest's share of income from:
 Brauvin High Yield Venture                             2,615       1,333
 Brauvin Funds Joint Venture                          145,581     143,783
Equity interest share of income
 from Brauvin Bay County Venture                      (11,299)    (10,610)
Changes in:
  Restricted cash                                    (289,140)         --
  Rent receivable                                      (8,913)      9,318
  Deferred rent receivable                             (2,777)    (33,780)
  Other assets                                        (12,287)          2
  Accounts payable and accrued expenses                24,981     191,495
  Rent received in advance                             44,487     (15,712)
  Due to affiliates                                       319         (51)
  Tenant security deposits                                 --      (2,089)
Net cash provided by operating activities           1,470,728   1,755,245

Cash Flows From Investing Activities:
Change in disbursed insurance proceeds                     --    (199,452)
Proceeds from the sale of property                    210,000   1,354,538
Distributions from Brauvin Bay
 County Venture                                        15,600      12,740
Cash provided by investing activities                 225,600   1,167,826

Cash Flows From Financing Activities:
Return of capital to Limited Partners                      --    (742,995)
Cash distributions to General Partners                     --     (19,800)
Cash distributions to Limited Partners             (1,922,105)   (895,471)
Return of capital to minority interest
 in Brauvin High Yield Venture                             --      (7,505)
Cash distribution to minority interest:
 Brauvin High Yield Venture                            (3,050)     (3,000)
 Brauvin Funds Joint Venture                         (173,950)   (156,800)
Cash used in financing activities                  (2,099,105) (1,825,571)
Net (decrease)increase in cash and
 cash equivalents                                    (402,777)  1,097,500
Cash and cash equivalents at
 beginning of period                                1,585,830   1,198,267
Cash and cash equivalents at
 end of period                                     $1,183,053 $ 2,295,767

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 1999.

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

  The Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 and December 31, 1998, except as described in Note 8.

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

         A distribution of the Partnership's net earnings for the period January 1, 1999 to March 30, 1999 was made to Limited Partners on
May 17, 1999, in the amount of approximately $907,500. A distribution of the Partnership's net earnings for the period April
1, 1999 to June 30, 1999 was made to Limited Partners on August 15, 1999, in the amount of approximately $790,000. In addition, on August 15, 1999, $210,000 was distributed to the Limited Partners as a result of the sale of the Hardees located in Albion, Michigan.

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

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1999(a)   1998 (b)       1997      1996

February 15    $24.9281    $    --     $20.1875   $22.3597

May 15          22.4924    21.9087      18.8614    22.3597

August 15       19.5858    14.7020      22.8662        --

November 15 (c)      --    26.3634      56.6001        --

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

   A distribution of the Partnership's net earnings for the period January 1, 1999 to March 31, 1999 was made to Limited Partners on May 17, 1999 in the amount of approximately $907,500. A distribution of the Partnership's net earnings for the period April 1, 1999 to June 30, 1999 was made to Limited Partners on August 15, 1999 in the amount of approximately $790,000.

     As a result of a sale of the Albion, Michigan property on June 21, 1999, a return of capital distribution in the amount of $210,000 was also made to Limited Partners on August 15, 1999.

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

         Total expenses for the period January 1, 1999 to June 18, 1999 were $721,000 compared to $952,000 for the six months ended June
30, 1998 a decrease of $231,000. The decrease was due primarily to a decrease in valuation fees of $157,000, a decrease in provision for impairment of $130,000, and a decrease in general and administrative expense of $33,000, offset by an increase in transaction fees of $108,000 related to the litigation.

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

                    DATE: August 19, 1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 1999