Form 10-Q
period 1999-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 1999-11-15
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended         September 30, 1999

                                or

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

        Consolidated Statement of Net Assets in Liquidation
                as of September 30,1999 (Liquidation Basis)
        and Balance Sheet at
        December 31, 1998 (Going Concern Basis) . . . . .. . . . . . .4

        Consolidated Statement of Changes in
                Net Assets in Liquidation for the period
        June 18, 1999 to September 30, 1999
        (Liquidation Basis)  . . . . . . . . . . . . . . . . . . . . .5

        Notes to Consolidated Financial Statements . . . . . . . . . .6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . 19

        Item 3. Quantitative and Qualitative Disclosures about
        Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 29

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

Item 4. Submissions of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . . . 30

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 30

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION



ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statements of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis) and the Consolidated Statement of Changes in Net Assets in Liquidation for the period June 18, 1999 to September 30, 1999 (Liquidation Basis)for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-K.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
     SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998


                                     (Liquidation       (Going Concern
                                         Basis)              Basis)
                                  September 30, 1999   December 31,1998
                                       (Unaudited)

ASSETS
 Land                                             --      $10,018,972
 Buildings and improvements                       --       22,241,682
                                                  --       32,260,654
 Less: Accumulated depreciation                   --       (6,364,451)
 Net investment in real estate                    --       25,896,203
Real estate held for sale                $30,793,546               --
Investment in Joint Venture (Note 7):
  Brauvin Bay County Venture                 271,706          274,777
Cash and cash equivalents                  1,210,567        1,585,830
Restricted cash                              294,060               --
Rent receivable                               79,527           76,374
Deferred rent receivable                          --          477,663
Due from General Partner                     140,000          140,000
Other assets                                      --           20,499
  Total Assets                           $32,789,406      $28,471,346

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses    $   422,060      $   377,213
Rent received in advance                     191,064           35,784
Deferred gain on sale of real estate       5,399,979               --
Reserve for estimated costs during
  the liquidation period                     180,000               --
Tenant security deposits                      85,903           85,903
Due to affiliates                              4,782            3,592
  Total Liabilities                        6,283,788          502,492
Minority Interest in Brauvin:
  High Yield Joint Venture                    18,435           18,726
  Funds Joint Venture                      2,153,302        2,413,241

Net Assets in Liquidation                $24,333,881

PARTNERS' CAPITAL
General Partners                                              346,855
Limited Partners                                           25,190,032
  Total Partners Capital                                   25,536,887
Total Liabilities and Partners' Capital                   $28,471,346

   See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JUNE 18, 1999 TO SEPTEMBER 30, 1999

                          (Unaudited)

Net Assets June 18, 1999
(Going Concern Basis)                            $24,898,268

Net income from operations                           879,287

Distributions                                     (1,000,244)

Adjustments to Liquidation Basis                    (443,430)

Net Assets in Liquidation
at September 30, 1999                            $24,333,881










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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 1999 and December 31, 1998, the Partnership has sold $42,982,178 of Units. These totals include $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 1999 and December 31, 1998. As of September 30, 1999, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 8) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of an allowance for impairment. Depreciation expense was computed on a straight-line basis over approximately 35 years.

  The Partnership provided an allowance for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, except as described in Note 8.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $443,430 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale(a)             $5,399,712
     Decrease in investment in minority interest
       in Joint Venture                                      235,415
     Write-off of deferred rent receivable                  (480,439)
     Write-off of prepaid offering costs                     (18,139)
     Increase in deferred gain on sale
     of real estate                                       (5,399,979)
     Estimated liquidation costs                            (180,000)

     Total adjustment to liquidation basis                $ (443,430)

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

  The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

  * first, to the Limited Partners until the Limited Partners have received an amount equal to the 10% Cumulative Preferred Return, as such term is defined in the Agreement;

  * second, to the Limited Partners until the Limited Partners have received an amount equal to the amount of their Adjusted
  Investment, as such term is defined in the Agreement; and

  * third, 95% to the Limited Partners and 5% to the General
  Partners.

  Profits and Losses

  Net profits and losses from operations of the Partnership (computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code") for each taxable year of the Partnership shall be allocated between the Limited Partners and the General Partners in accordance with the ratio of aggregate distributions of Operating Cash Flow attributable to such tax year, although if no distributions are made in any year, net losses (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2.5% to the General Partners and 97.5% to the Taxable Class Limited Partners, as defined in the Agreement.

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

  The original General Partners owe the Partnership $140,000 at
September 30, 1999 and December 31, 1998, relating to the
Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 1999 and 1998 were as follows:

                             1999                1998
Management fees            $32,642             $30,549
Reimbursable operating
   expenses                150,918             127,567

  As of September 30, 1999 and December 31, 1998, the Partnership has made all payments to affiliates except for $4,782 and $3,592, respectively related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 1999 and December 31, 1998, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

                   BRAUVIN BAY COUNTY VENTURE

                                 (Liquidation         (Going Concern
                                    Basis)              Basis)
                              September 30, 1999   December 31, 1998

Land and buildings, net               $       --           $1,033,942
Real estate held for sale              1,028,651                   --
Other assets                              23,632               17,330
                                      $1,052,283           $1,051,272

Liabilities                           $   17,117           $    4,296

Net assets in liquidation             $1,035,166

Partners' capital                                           1,046,976
                                                           $1,051,272

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

    Distributions of the Partnership's net earnings for the periods January 1, 1998 to March 31, 1998, April 1, 1998 to June 30, 1998,
July 1, 1998 to September 30, 1998, and October 1, 1998 to December 31, 1998 were made to Limited Partners on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999, respectively in the amounts of approximately $884,000, $593,200, $1,063,700, and
$1,005,800.

    As the result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally, on August 15, 1998, a return of capital distribution was made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York.

    Distributions of the Partnership's net earnings for the periods January 1, 1999 to March 30, 1999, April 1, 1999 to June 30, 1999
and July 1, 1999 to September 30, 1999 were made to Limited Partners on May 17, 1999, August 15, 1999 and November 15, 1999, respectively, in the amounts of approximately $907,500, $790,000, and $860,000. In addition, on August 15, 1999 and November 15, 1999, the Partnership made return of capital distributions to the Limited Partners in the amounts of approximately $210,000 and
$3,442,700.   The $210,000 return of capital was distributed to the
Limited Partners as a result of the sale of the Hardees located in Albion, Michigan. The $3,442,700 return of capital was primarily associated with the Partnerships disposition of four of its Ponderosa properties located in Appleton, Wisconsin, Oneonta and Middletown, New York and Eureka, Missouri.

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

(10) SUBSEQUENT EVENT

 On October 15, 1999 the Partnership sold, to an unaffiliated third party, the Ponderosa restaurants located in Appleton, Wisconsin; Oneonta, New York; Middletown, New York; and Eureka, Missouri. The combined sales price was $3,476,000. The net proceeds from these sales will be distributed as a return of capital on November 15, 1999.

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

    Until the proxy solicitation process began, the Plan raised $4,059,178 through September 30, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of September 30, 1999, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

    In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At September 30, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

    Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date         1999(a)   1998 (b)       1997      1996

February 15     $24.9281    $    --     $20.1875   $22.3597

May 15           22.4924    21.9087      18.8614    22.3597

August 15        19.5858    14.7020      22.8662        --

November 15 (c)  21.3147    26.3634      56.6001        --

     (a) The May 1999 distribution was made on May 17, 1999. In addition the August 15, 1999 amount does not include a return of capital distribution of approximately $5.2048 per unit, and the November 15, 1999 amount does not include a return of capital distribution of approximately $85.3260 per unit.

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

   Distributions of the Partnership's net earnings for the periods January 1, 1999 to March 30, 1999, April 1, 1999 to June 30, 1999
and July 1, 1999 to September 30, 1999 were made to Limited Partners on May 17, 1999, August 15, 1999 and November 15, 1999, respectively, in the amounts of approximately $907,500, $790,000, and $860,000. In addition, on August 15, 1999 and November 15, 1999, the Partnership made return of capital distributions to the Limited Partners in the amounts of approximately $210,000 and
$3,442,700.   The $210,000 return of capital was distributed to the
Limited Partners as a result of the sale of the Hardees located in Albion, Michigan. The $3,442,700 return of capital was primarily associated with the Partnerships disposition of four of its Ponderosa properties located in Appleton, Wisconsin, Oneonta and Middletown, New York and Eureka, Missouri.

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

   During the nine months ended September 30, 1999, and the year ended December 31, 1998, the General Partners and their affiliates earned management fees of $32,642 and $40,657, respectively. In January 1998, the Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1997.

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

   The 1999 and 1998 distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuit. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets. Further, the Partnership's most significant tenant, Ponderosa, has recently closed and vacated six of the Partnership's properties. (The Partnership owned three of them directly and had a majority joint venture interest in the other three). The General Partners are working to remedy this vacancy situation. As of December 31, 1998, two of the closed properties have been sublet to local concept operators. However, one of the closed properties incurred significant fire damage and Ponderosa terminated its lease. The Partnership has commenced a lawsuit against the tenant to recover lost rent and damages related to the fire. In addition, these recent developments could materially affect the Assets' long term prospects. Unfortunately, these recent developments are some of the exact risks and costs the Partnership was seeking to avoid with the successful completion of the Merger. In January 1998, one of the closed joint venture Ponderosa restaurants located in Mansfield, Ohio was sold to an unaffiliated third party. In April 1998, the fire damaged property located in Sweden, New York was sold by the Partnership to an unaffiliated third party.

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

   On January 21, 1999, plaintiffs filed another amended complaint, adding additional claims against the General Partners and seeking class certification under Federal Rule 23 as to the newly added claims, and as to all other claims in plaintiffs' complaint which had not been previously certified. The District Court granted plaintiffs' request for class certification as to all of the claims not previously certified, and certified all of the claims of the plaintiffs' complaint under Rule 23(b)(1), 23(b)(2) and 23(b)(3).

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

Results of Operations

   As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and therefore operations are being accounted for on a liquidation basis of accounting. The settlement agreement gave the Special Master authority to liquidate the assets of the Partnership in an orderly manner, to this end the Special Master has retained the services of the Financial Advisor who is actively marketing the properties for sale.


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

                    DATE: November 15,1999



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 15, 1999