Form 10-K
period 1999-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 2000-04-17
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended   December 31, 1999
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

Portions of the Prospectus of the registrant dated June 17, 1988, as supplemented July 12, 1988, March 1, 1989, April 28, 1989, and
June 7, 1989 and filed pursuant to Rule 424(b) and Rule 424(c)under the Securities Act of 1933, as amended, are incorporated by
reference into Parts II, III and IV of this Annual Report on Form
10-K.                       BRAUVIN HIGH YIELD FUND L.P. II
                   1999 FORM 10-K ANNUAL REPORT
                              INDEX
                             PART I
                                                                     Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .7

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

                             PART III

Item 10. Directors and Executive Officers of the Partnership 45

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 46

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 48

Item 13. Certain Relationships and Related Transactions. . . . . . . . 49

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 50

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52
                   BRAUVIN HIGH YIELD FUND II
                (a Delaware limited partnership)

                             PART I

Item 1.   Business.

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index.
The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units have been purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 1999. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December 31, 1999, $2,886,915 have been repurchased by the Partnership from investors liquidating their investment and have been retired.

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

   The Merger was not completed primarily due to certain litigation. The General Partners believe that these lawsuits were without merit and, therefore, continued to vigorously defend against them. However, because of the August 12, 1998 rulings of the District Court in the Christman litigation it is not possible for the Merger to be consummated.

   On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval of the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999.

   Pursuant to the settlement agreement, the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release will be contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

   On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

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

   The Partnership has and continues to compete with various other real estate entities for the placement of new tenants and ultimately for the sale of the Partnership's real estate assets.

Item 2. Properties.

   The Partnership is landlord only and does not participate in the operations of any of the properties discussed herein. All lease payments to the Partnership are current, however, the following facilities are unoccupied at December 31, 1999, the Ponderosa restaurants located in Joliet, Illinois, Pendleton Pike, Indiana and Dublin, Ohio. In addition, the Rock Hill, Missouri property was also vacant at December 31, 1999. All properties were paid for in cash, without any financing. The General Partners believe that the Partnership's properties are adequately insured.

   The following is a summary of the real estate and improvements, of each of the twenty Ponderosa restaurants, the two Taco Bell restaurants, the Scandinavian Health Spa, the three Children's World Learning Centers, the three Avis Lubes, the Hardee's restaurant, the Blockbuster Video store, the three Chi-Chi's restaurants, the St. Johns, Michigan property and the Albion, Michigan property. No property had a cost basis in excess of 10% of the gross proceeds of the Offering or had rental income in excess of 10% of the total rental income of the Partnership.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $64,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Rockford, Illinois. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Bloomington, Illinois

   Unit 128 is located at 1329 East Empire Street. The building, built in 1970, consists of 4,608 square feet situated on a 60,725 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Ponderosa closed this facility on May 26, 1997, but continues to pay rent to the Partnership per the terms of lease.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $121,800. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.


   During the third quarter of 1998, the Partnership recorded an impairment of $141,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Bloomington, Illinois. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

   On January 19, 2000, the Partnership sold this property to an unaffiliated third party for a sale price of $350,000 which resulted in a loss to the Partnership of approximately $37,600. However, in addition to the sales price, the Partnership will receive lease termination payments from the tenant in the amount of approximately $45,700.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $89,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Oneonta, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property was to be based on the appraised value of the asset.

   On October 15, 1999, the Partnership sold this property to the tenant for a sale price of $784,000. This sale resulted in a gain to the Partnership of approximately $114,600.

Middletown, New York

   Unit 779 is located at 163 Dolson Avenue. The building, built in 1980, consists of 6,120 square feet situated on a 71,708 square foot parcel. The building was constructed utilizing stained wood veneer and flagstone.

   In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property was to be based on the appraised value of the asset.

   On October 15, 1999, the Partnership sold this property to the tenant for a sale price of $951,000. This sale resulted in a gain to the Partnership of approximately $27,900.

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


   During the third quarter of 1998, the Partnership recorded an impairment of $90,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Joliet, Illinois. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   Subsequent to the end of the year, the Partnership received notice from the tenant that they have located a potential sublesee for this facility. The Partnership is currently reviewing the proposal.

Franklin, Ohio

   Unit 1071 is located at 3320 Village Drive. The building, built in 1987, consists of 4,550 square feet situated on a 9,242 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $40,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

   During the third quarter of 1998, the Partnership recorded an impairment of $7,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Franklin, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Herkimer, New York

   Unit 665 is located at the corner of State and King Streets. The building, built in 1979 and remodeled in 1988, consists of 5,817 square feet situated on a 44,932 square foot parcel. The building was constructed using wood siding over concrete block and face brick.


   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $33,600. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Sweden, New York

   Unit 876 is located at 6460 Brockport-Spencerport Road. The building, built in 1981 and remodeled in 1987, consists of 5,400 square feet situated on a 47,500 square foot parcel. The building was constructed using wood paneling over concrete block.

   During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Sweden, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   In April 1998, Ponderosa unit 876 was sold by the Partnership. This closed property was sold to an unaffiliated third party for
approximately $425,000.   In addition, as a result of the sale, the
Partnership transferred the undisbursed insurance proceeds of $199,452 from its reserve account to its general cash account. The sale resulted in a loss to the Partnership of approximately $130,000, which was recognized as an impairment during the first quarter of 1998.


Appleton, Wisconsin

   Unit 182 is located at 130 South Bluemond Road. The building, built in 1969 and renovated in 1986, is a one-story, 5,400 square foot building constructed with stucco and painted concrete block with wood trim over wood frame on an approximately 54,450 square foot site.

   During the third quarter of 1998, the Partnership recorded an impairment of $202,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Appleton, Wisconsin. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property was to be based on the appraised value of the asset.

   On October 15, 1999, the Partnership sold this property to the tenant for a sale price of $756,000. This sale resulted in a gain to the Partnership of approximately $199,200.

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

   In July 1999, a fire occurred at this property. Substantial damage was caused and the sublease was terminated. Ponderosa is current on its lease obligations and the Partnership is seeking to terminate the lease and favorably settle the insurance claim.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $61,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Penfield, New York

   Unit 755 is located at 1610 Penfield Road. The building, built in 1981 and renovated in 1987, is a one-story, 5,400 square foot building constructed with vinyl siding over wood frame on an approximately 54,900 square foot site.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $106,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Pendleton Pike, Indiana

   Unit 816 is located at 8502 Pendleton Pike. The building, built in 1984 and renovated in 1987, is a one-story, 5,400 square foot building constructed with a prefab stucco facade with an atrium front and wood panels on the sides of the building on an approximately 95,000 square foot site.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $145,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

   During the third quarter of 1998, the Partnership recorded an impairment of $127,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Pendelton Pike, Indiana. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   During the first quarter of 1999, Ponderosa closed this facility, but remains current on all of its lease obligations.

Eureka, Missouri

   Unit 857 is located at 80 Hilltop Village Center. The building, built in 1981 and renovated in 1986, is a one-story, 5,360 square foot building constructed with wood over wood frame on an approximately 71,400 square foot site.

   In March 1999, the tenant gave the Partnership notice of its intent to purchase the property under the tenant's existing purchase options contained within the lease. The purchase price of the property was to be based on the appraised value of the asset.

   On October 15, 1999, the Partnership sold this property to the tenant for a sale price of $985,000. This sale resulted in a gain to the Partnership of approximately $157,100.

Ponderosa Joint Venture:

   The Partnership has a 99% interest in a joint venture with an affiliated public real estate limited partnership that acquired the following six Ponderosas (the "Joint Venture"):

Louisville, Kentucky

   Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

   Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Joint Venture recording a reduction in the value of this property of approximately $15,300. This adjustment has been recorded as part of the adjustment to liquidation basis on the Joint Venture's statement of operations for the period June 19, 1999 to December 31, 1999.

Cuyahoga Falls, Ohio

   Unit 268 is located at 1641 State Road. The building, built in 1973, consists of 5,587 square feet situated on a 40,228 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   In September 1997, Ponderosa and the Joint Venture agreed to sub-lease this property to a local franchisee. Ponderosa continues to remain responsible to the Joint Venture for all rent and certain occupancy expenses through the original lease term.

   During the third quarter of 1998, the Joint Venture recorded an impairment of $8,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Cuyahoga Falls, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Joint Venture recording a reduction in the value of this property of approximately $93,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Joint Venture's statement of operations for the period June 19, 1999 to December 31, 1999.

   During the third quarter of 1998, the Joint Venture recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tipp City, Ohio. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Mansfield, Ohio

   Unit 850 is located at 1075 Ashland Road. The building, built in 1980, consists of 5,600 square feet situated on a 104,500 square foot parcel. The building was constructed utilizing wood siding over concrete block and flagstone.

   In January 1998, the Joint Venture sold this closed property to an unaffiliated third party for approximately $750,000. This sale resulted in a loss to the Joint Venture of approximately $112,000.

Tampa, Florida

   Unit 1060 is located at 4420 West Gandy. The building, built in 1986, consists of 5,777 square feet situated on a 50,094 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Joint Venture recording a reduction in the value of this property of approximately $69,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Joint Venture's statement of operations for the period June 19, 1999 to December 31, 1999.

   During the third quarter of 1998, the Joint Venture recorded an impairment of $58,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Tampa, Florida. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

Mooresville, Indiana

   Unit 1057 is located at 499 South Indiana Street. The building, built in 1981, consists of 6,770 square feet situated on a 63,525 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   Pursuant to the adoption of the liquidation basis of accounting, the Joint Venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the Joint Venture recording a reduction in the value of this property of approximately $93,400. This adjustment has been recorded as part of the adjustment to liquidation basis on the Joint Venture's statement of operations for the period June 19, 1999 to December 31, 1999.

   During the third quarter of 1998, the Joint Venture recorded an impairment of $68,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Mooresville, Indiana. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   Pursuant to the adoption of the liquidation basis of accounting, the joint venture's assets were adjusted to net realizable amounts. This adjustment process resulted in the joint venture recording a reduction in the value of this property of approximately $7,900. This adjustment has been recorded as part of the adjustment to liquidation basis on the joint venture's statement of operations for the period June 19, 1999 to December 31, 1999.

Children's World Learning Centers:

Livonia, Michigan

   The Children's World Learning Center is located at 38880 West Six Mile Road in Livonia, Michigan, approximately 12 miles west of downtown Detroit. The 6,095 square foot, single-story building was built in 1984 utilizing concrete block and has a pitched roof with asphalt shingles.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $31,500. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Farmington Hills, Michigan

   The Children's World Learning Center is located at 29047 13
Mile Road in Farmington Hills, Michigan, approximately 26 miles northwest of Detroit. The 6,175 square foot, single-story building was built in 1989 utilizing a wood frame and has a pitched roof with asphalt shingles.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $66,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Waterford, Michigan

   The Children's World Learning Center is located at 3100 Dixie Highway in Waterford, Michigan, approximately 35 miles northwest of Detroit. The 6,175 square foot, single-story building was built in 1988 utilizing a wood frame and has a pitched roof with asphalt shingles.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $81,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Avis Lubes:

Orlando, Florida

   The Avis Lube is located at 2699 Delaney Street across the street from a 91,000 square foot shopping center anchored by Publix and Woolworths. The building, built in 1989, consists of 1,532 square feet situated on a 12,150 square foot parcel. The building was constructed using concrete block and has two oil change bays.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $174,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Orlando, Florida

   The Avis Lube is located at 1625 South Conway Road across the street from a 123,000 square foot shopping center anchored by Publix and Eckard Drugs. The building, built in 1989, consists of 1,947 square feet situated on a 24,939 square foot parcel. The building was constructed using concrete block and has three oil change bays.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $133,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

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

   The tenant did not renew the lease, and this property is now vacant.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $216,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Hardee's:

Newcastle, Oklahoma

   The restaurant is an outparcel of a 67,500 square foot shopping center located on the 400 & 500 block of N.W. 32nd. The 3,300 square foot, single-story building was built on a 35,200 square foot parcel in 1990 utilizing a wood frame with brick facing. This restaurant is currently being operated as a Carl's Jr. restaurant.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $49,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

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

   During the third quarter of 1998, the Partnership recorded an impairment of $30,000 related to an other than temporary decline in the value of real estate for the Hardee's located in St. Johns, Michigan. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   The lease on this property has expired. This property is rented by the tenant on a month-to-month basis.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $224,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.

Albion, Michigan

   The restaurant is located at 118 E. Michigan Avenue. The 3,034 square foot, single-story building was built on a 32,670 square foot parcel in 1990 utilizing a wood frame with brick facing.

   During the third quarter of 1994, the Partnership recorded a provision for impairment of $500,000 related to an other than temporary decline in the value of real estate for the St. Johns, Michigan and Albion, Michigan properties. This impairment has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30% (land) and 70% (building).


   In 1996, the Partnership engaged Cushman & Wakefield to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an additional impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This impairment has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30%
(land) and 70% (building).

   During the third quarter of 1998, the Partnership recorded an impairment of $162,000 related to an other than temporary decline in the value of real estate for the Hardee's located in Albion, Michigan. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   On June 18, 1999, the Partnership sold this property to an unaffiliated third party for approximately $210,000. This sale resulted in a gain to the Partnership of approximately $25,100.

Blockbuster Video:

South Orange, New Jersey

   The video store is located at 57 South Orange Avenue in downtown South Orange. The 6,705 square foot brick building was completely renovated in 1990 and consists of a primary level, a mezzanine level plus a full basement for storage.

   Pursuant to the adoption of the liquidation basis of accounting, the Partnership's assets were adjusted to net realizable amounts. This adjustment process resulted in the Partnership recording a reduction in the value of this property of approximately $7,000. This adjustment has been recorded as part of the adjustment to liquidation basis on the Partnership's statement of operations for the period June 19, 1999 to December 31, 1999.


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

   On January 21, 2000 the Partnership sold this property to an unaffiliated third party for a sale price of $900,000.
Additionally, the Partnership received approximately $415,900 as a lease buyout from Chi-Chi's.

Joint Venture Blockbuster:

Callaway, Florida

   The Partnership owns a 26.0% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video Store. The property is located at 123 North Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

   On December 30, 1999, a majority of the interest's in the joint venture were Merged into an affiliated entity. The purchaser of the other interests also offered to purchase the Partnership's 26% interest in the joint venture. Upon receiving approval from the Special Master the Partnership sold its interest in the joint venture for approximately $232,500.

   The following table summarizes the operations of the Partnership's properties.

                                            BRAUVIN HIGH YIELD FUND L.P. II
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 1999
                                                                                  1999
                                                       PERCENT OF       1999  PERCENT OF      LEASE
                                          PURCHASE      ORIGINAL      RENTAL    RENTAL    EXPIRATION          RENEWAL
        PROPERTIES                         PRICE       UNITS SOLD     INCOME     INCOME      DATES            OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA        $ 2,677,500          6.9%     $ 366,352     10.0%  2009 4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS (A)        5,628,150         14.5%       613,899     16.7%  2003 4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI            381,200          1.0%        70,216      1.9%  2003 NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (B)                          246,300          0.6%            --        --     --NONE
14 PONDEROSA RESTAURANTS (C)             12,269,992         31.5%     1,359,546     37.2%  2003-2004 2 FIVE YEAR OPTIONS
3 CHILDREN'S WORLD LEARNING CENTERS       2,368,922          6.1%       324,062      8.8%  2004-2009 2 FIVE YEAR OPTIONS
AVIS LUBE OIL CHANGE CENTERS              1,539,964          4.0%       147,493      4.0%  2010 2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI(D)        897,348          2.3%        30,000       .8%  2010 NONE
HARDEE'S RESTAURANT -
 ALBION, MI PROPERTY (E)                    883,477          2.3%            --       --     -- NONE
HARDEE'S RESTAURANT -
 NEWCASTLE, OK                              479,025          1.2%        59,878      1.6%  2010 2 TEN YEAR OPTIONS
BLOCKBUSTER VIDEO RENTAL                  1,100,000          2.8%       161,602      4.4%  2010 2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS                   3,369,000          8.6%       507,382     13.8%  2011 4 FIVE YEAR OPTIONS
26% OF 1 BLOCKBUSTER VIDEO STORE -
 CALLAWAY, FL (F)                           263,596          0.7%        28,600      0.8%  2006 3 FIVE YEAR OPTIONS
                                        $32,104,474         82.5%    $3,669,030    100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
(A) IN JANUARY 1998, THE JOINT VENTURE PARTNERSHIP SOLD PONDEROSA UNIT 850 LOCATED IN MANSFIELD, OH
(B) SOLD FEBRUARY 18, 1994
(C) IN APRIL 1998, THE PARTNERSHIP SOLD PONDEROSA UNIT 876 LOCATED IN SWEDEN, NEW YORK.  IN OCTOBER 1999, THE  PARTNERSHIP
SOLD FOUR PONDEROSA UNITS LOCATED IN APPLETON, WISCONSIN; ONEONTA, NEW YORK; MIDDLETOWN, NEW YORK AND EUREKA, MISSOURI.
(D) RELEASED TO DAIRY QUEEN FRANCHISEE.  LEASE COMMENCED FEBRUARY 1, 1995.
(E) IN JUNE 1999, THE PARTNERSHIP SOLD THIS PROPERTY
(F) IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS JOINT VENTURE INTEREST.


Risks of Ownership

   The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of their leases, including making base rent or percentage rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have an adverse effect on the financial position of the Partnership. In addition, the Partnership may be unable to successfully locate substitute tenants due to the fact that various buildings had been designed or built primarily to house a specific operation. Thus the Partnership properties may not be readily marketable to a new tenant without substantial capital improvements or remodeling.
Such improvements may require expenditure of Partnership funds otherwise available for distribution. In addition, because in excess of 45% of the Partnership's cash available for investment has been invested in properties operated as Ponderosa family restaurants, the Partnership is subject to some risk of loss should adverse events affect Ponderosa and in turn adversely affect the Ponderosa lessees' ability to pay rent to the Partnership.

Item 3. Legal Proceedings.

   Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

Item 4. Submission of Matters To a Vote of Security Holders.

  None.

                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

   At December 31, 1999, there were approximately 2,642 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

   Cash distributions to Limited Partners for 1999, 1998 and 1997 were $7,225,048, $3,906,893, and $4,787,596, respectively.
Included in the cash distributions for 1999 and 1998 are return of capital distributions of $3,652,700 and $1,354,535, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. See Item 7. Pursuant to the terms of the Merger Agreement, net income after August 1, 1996 was to accrue to the Purchaser and, therefore, the net income through July 31, 1996 was to be distributed to the Limited Partners at the time of the closing of the Merger. Since the net income of the Partnership after August 1, 1996 was to accrue to the Purchaser, no distributions of net income were paid to the Limited Partners for the two months of August and September 1996 and the quarter ended December 31, 1996. Included in the December 31, 1997 distribution was any prior period earnings including amounts previously reserved for anticipated closing costs. Since the Transaction will not be completed the General Partners decided to distribute part of the net earnings earned during this time period after August 1996 to the Limited Partners. Included in the February 15, 1999 distribution was approximately $184,000 related to this time period.


Item 6.   Selected Financial Data.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
            Years Ended December 31, 1999, 1998 and 1997

                                 1999(e)       1998           1997

Selected Income Statement Data:
  Rental Income (a)                $3,998,616   $4,070,823    $4,239,915
  Interest Income                      82,937      116,702       161,260

  Net Income                        1,244,665      968,545     2,677,113

  Net Income Per Unit (b)          $    30.08   $    23.41    $    65.78

Selected Balance Sheet Data:
  Cash and Cash Equivalents        $1,160,591  $ 1,585,830    $1,198,267

Land and Buildings                         --   32,260,654    35,401,164
Real estate held for sale          23,203,800           -             --
  Total Assets                     24,963,925   28,471,346    31,464,133

  Cash Distributions to
  Limited Partners (c)(d)           3,782,348    2,552,358     4,787,596

  Cash Distributions to Limited
  Partners Per Unit (b)(d)        $     93.75  $     63.26    $   118.66


    (a) This includes $2,777, $67,563, and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1999, 1998 and 1997, respectively.

    (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

    (c)This includes $8,815, $11,521 and $10,278 paid to various states for income taxes on behalf of all Limited Partners for the years 1999, 1998 and 1997, respectively.

    (d) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 1999 and 1998 of $3,652,700 and $1,354,535, respectively which is $90.53 and $33.57 per unit, respectively.

    (e) Information in this column reflects results on the Going Concern Basis of accounting from January 1, 1999 to June 19, 1999 and on the Liquidation Basis of accounting from June 20, 1999 to December 31, 1999.

       The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
               Years Ended December 31, 1996 and 1995

                                           1996               1995
Selected Income Statement Data:
      Rental Income (a)                   $4,130,302          $4,192,243
      Interest Income                         93,923              68,435

      Net Income                           1,824,011           3,039,738

      Net Income Per Unit (b)             $    45.23          $    75.82

Selected Balance Sheet Data:
      Cash and Cash Equivalents           $2,413,914          $1,374,779

      Land and Buildings                  35,401,164          35,951,164

      Total Assets                        33,290,582          33,207,008

      Cash Distributions to
    Limited Partners (c)                   1,814,767           3,582,492

      Cash Distributions to Limited
    Partners Per Unit (b)                 $    45.00          $    89.36

   (a) This includes $67,561 and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1996 and 1995, respectively.

    (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

    (c) This includes $9,060 and $9,060 paid to various states for income taxes on behalf of all Limited Partners for the years
    1996 and 1995, respectively.

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

   The computer information technology systems which support the Partnership consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contain embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

   The Partnership utilizes two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions were expensed by the Partnership as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

   The Partnership has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

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

   Until the proxy solicitation process began, the Plan raised $4,059,178 through December 31, 1999 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 1999, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

   In 1996, the Partnership engaged Cushman & Wakefield to prepare an appraisal of the Partnership's properties. As a result of this appraisal, the Partnership recorded an impairment of $550,000 related to an other than temporary decline in real estate for the St. Johns, Michigan and Albion, Michigan properties during the fourth quarter of 1996. This impairment has been recorded as a reduction of the properties' cost, and allocated to the land and building based on the original acquisition cost allocation of 30%
(land) and 70% (building).

   During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of real estate for the Ponderosa located in Sweden, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).


   During the fourth quarter of 1998, the Partnership recorded an impairment of $984,000 related to an other than temporary decline in the value of real estate for several Ponderosa properties in various locations. Additionally an impairment of $192,000 related to an other than temporary decline in the value of real estate was also recorded for the Hardee's properties located in Michigan. These impairments were recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

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

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At December 31, 1999, 1998 and 1997, $140,000 was due from the original General Partners related to the Distribution Guaranty.

   Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date            2000(a)    1999 (b)  1998(c)  1997(d)      1996

February 15       $19.8772   $24.9281    $  --  $20.1875    $22.3597

May 15                  --    22.4924  21.9087   18.8614     22.3597

August 15               --    19.5858  14.7020   22.8662         --

November 15             --    21.3147  26.3634   56.6001         --

     (a) The February 15, 2000 distribution does not include a return of capital of approximately $5.6014 per Unit.

     (b) The May 1999 distribution was made on May 17, 1999. In addition the August 15, 1999 amount does not include a return of capital distribution of approximately $5.2048 per Unit, and the November 15, 1999 amount does not include a return of capital distribution of approximately $85.3273 per Unit.

     (c) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999 respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152, $15.1571, $0.00, and $0.00 per Unit, respectively.

     (d) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22,1997 and December 31, 1997.

    Per the terms of the cash out Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the
Partnership's earnings.   Included in the December 31, 1997
distribution was any prior period earnings including amounts previously reserved for anticipated closing costs.

    Future increases in the Partnership's distributions will largely depend on increased sales at the Partnership's properties resulting in additional percentage rent and, to a lesser extent, on rental increases which will occur due to increases in receipts from certain leases based upon increases in the Consumer Price Index or scheduled increases of base rent.

    During the years ended December 31, 1999, 1998 and 1997 the General Partners and their affiliates earned management fees of $39,857, $40,657 and $41,080 respectively. In January 1999, the
Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1998.

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

    The redemption price to be paid to the Limited Partners in connection with the Merger was based on the fair market value of the properties of the Partnership (the "Assets"). Cushman & Wakefield, an independent appraiser, the largest real estate valuation and consulting organization in the United States, was engaged by the Partnership to prepare an appraisal of the Assets, to satisfy the Partnership's requirements under the Employee Retirement Income Security Act of 1974, as amended. Cushman & Wakefield determined the fair market value of the Assets to be $30,183,300, or $748.09 per Unit, at April 1, 1996. Subsequently, the Partnership purchased a 26% interest in Brauvin Bay County Venture. Based on the terms of the Merger Agreement, the fair market value of the Assets will be increased by the amount of the investment in Brauvin Bay County Venture, and correspondingly, the Partnership's cash holdings were reduced by the same amount and therefore the total redemption amount would remain unchanged. The redemption price of $779.22 per Unit also included all remaining cash of the Partnership, less net earnings of the Partnership from and after August 1, 1996 through December 31, 1996, less the Partnership's actual costs incurred and accrued through the effective time of the filing of the certificate of merger, including reasonable reserves in connection with: (i) the proxy solicitation; (ii) the Transaction (as detailed in the Merger Agreement); and (iii) the winding up of the Partnership, including preparation of the final audit, tax return and K-1s (collectively, the "Transaction Costs") and less all other Partnership obligations. Of the total redemption price stated above, approximately $31.13 was distributed to Limited Partners in the December 31, 1997 distribution.

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

    On January 16, 1998, by agreement of the Partnership and the General Partner and pursuant to a motion of the General Partner, the District Court entered an order preventing the Partnership and the General Partners from completing the Merger, or otherwise disposing of all or substantially all of the Partnership's assets, until further order from the Court.

    On January 28, 1998, the District Court entered an Order of Reference to Special Master, designating a Special Master and vesting the Special Master with authority to resolve certain aspects of the lawsuit subject to the District Court's review and confirmation. The Special Master has been empowered to determine how the assets of the Partnership should be sold or disposed of in a manner which allows the Limited Partners to maximize their financial return in the shortest practicable time frame. In addition, early in the second quarter of 1998, the Special Master retained a financial advisor (the "Financial Advisor"), at the expense of the Partnership to assist the Special Master. The Financial Advisor was engaged to perform a valuation of the properties of the Partnership as well as a valuation of the Affiliated Partnership's. The cost to the Partnership for the services of the Financial Advisor was $185,000.

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

    Although the Special Meeting was held and an affirmative vote of the majority of the Limited Partners was received, the District Court in the Christman Litigation ruled on August 12, 1998 in favor of the plaintiffs motion for summary judgement, holding that the Agreement did not allow the Limited Partners to vote in favor or against the Transaction by proxy.


    Based on the August 12, 1998, ruling of the District Court in the Christman litigation, it is not possible for the Merger to be consummated. The reserves will be re-established by the Partnership as soon as a definitive sale process has been determined and the associated costs and reserves can be identified.

    On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval of the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999.

    Pursuant to the settlement agreement, the Partnerships' retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Interest Holders.

    The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release will be contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

    The 1999, 1998 and 1997 distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuit. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets.


    On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

Results of Operations - January 1, 1999 to June 18, 1999 and the year ended December 31, 1998

    As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

    Prior to the adoption of the liquidation basis of accounting, the Partnership recorded rental income on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon adoption of the liquidation basis of accounting, the Partnership wrote off the remaining deferred rent receivable and ceased recording credits or charges to rental income to reflect straight lining of the related leases.

    Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

Results of Operations - Years ended December 31, 1998 and 1997

    Results of operations for the year ended December 31, 1998 reflected net income of $968,545 compared to net income of $2,677,113 for the year ended December 31, 1997, a decrease of $1,708,568. The decrease in net income is primarily due to the $1,306,000 impairment for an other than temporary decline in the value of the partnerships properties.

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

    Total expenses for the year ended December 31, 1998 were $2,842,462 compared to $1,459,974 for the year ended December 31, 1997, an increase of approximately $1,382,500. The increase in total expenses was primarily due to the impairment for an other than temporary decline in the value of real estate of approximately $1,306,000, which was recorded in 1998. Depreciation expense in 1998 was $667,467 compared to $708,742 in 1997, a decrease of $41,275, due primarily to the impairment for an other than temporary decline in the value of real estate and the two 1998 property sales. In addition, total expenses increased as a result of an increase in valuation fees of $184,500 in 1998. Partially offsetting these increases in expenses was a decrease in Transaction costs of approximately $56,324 in 1998 as compared to 1997.

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

    Total expenses for the year ended December 31, 1997 were $1,459,974 as compared to $2,106,603 for the year ended December 31, 1996, a decrease of approximately $646,600. The decrease in total expenses was primarily due to the impairment on other than a temporary decline in the value of the real estate of approximately $550,000 which was recorded in 1996. Additional expenses decreasing in 1997 were transaction costs of approximately $108,000 and a decrease in valuation fees of approximately $90,800. Partially offsetting the decrease in these expenses was an increase in general and administrative expenses of approximately $118,100, which was primarily the result of the Partnership recognizing certain receivables as uncollectible.

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

   The principal officers and directors of the Corporate General
Partner are:

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President and Chief
                                 Executive Officer

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

   The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

   MR. JEROME J. BRAULT (age 66) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.


   MR. JAMES L. BRAULT (age 39) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Item 11. Executive Compensation.

   (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner and its affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 3 of the Notes to the Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

   The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 1999, 1998 or 1997.

   As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 1999, 1998, and 1997, $140,000 was due from the
General Partners related to the Distribution Guaranty.

   An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $40,814, $40,477 and $37,668 in 1999, 1998 and 1997, respectively, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h & i)  Not applicable.

(j)      Compensation Committee Interlocks and Insider
         Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)      Not applicable.

(l)      Not applicable.

         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31,1999, 1998 and 1997:

                                          1999      1998     1997

Management fees                      $  39,857    $  40,657   $  41,080
Reimbursable operating expenses        188,618      161,072     172,954
Legal fees                                  --           --         239


   As of December 31, 1999, and 1998 the Partnership has made all payments to affiliates except for $2,635 and $3,592, respectively related to management fees.

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

             (c) The original General Partners owe the Partnership, at December 31, 1999, 1998 and 1997, approximately $140,000.

             (d)    There have been no transactions with promoters.

                                        PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following documents are filed as part of this report:

          (1) (2)Consolidated Financial Statements and Schedule indicated in Part II, Item 8 "Consolidated Financial Statements and Supplementary Data." (See Index to Consolidated Financial Statements and Schedule on page F-1 of Form 10-K).

          (3)Exhibits required by the Securities and Exchange
          Commission Regulation S-K Item 601:

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

(b)  Form 8-K.
     On November 19, 1999 the Partnership reported the approved bid for the sale of the Partnership's assets, per the terms of the Settlement Agreement, in the amount of approximately $20,242,700.

(c) An annual report for the fiscal year 1999 will be sent to the Limited Partners subsequent to this filing.


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

                     BRAUVIN HIGH YIELD FUND L.P. II

                     BY: Brauvin Realty Advisors II, Inc.
                        Corporate General Partner

                        By:/s/ Jerome J. Brault

                             Jerome J. Brault
                             Chairman of the Board of Directors,
                             President and Chief Executive
                             Officer and Director


                         By:/s/Thomas E. Murphy
                             Thomas E. Murphy
                             Chief Financial Officer and
                             Treasurer

                         By:/s/ James L. Brault

                             James L. Brault
                             Vice President and
                             Secretary


                        INDIVIDUAL GENERAL PARTNER


                        By:/s/ Jerome J. Brault

                               Jerome J. Brault





DATED: April 14, 2000

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                            Page
Independent Auditors' Report . . . . . . . . . . .  . .    F-2

Consolidated Financial Statements:

Consolidated Statement of Net Assets in Liquidation
as of December 31, 1999 (Liquidation Basis) and Balance
Sheet at December 31, 1998 (Going Concern Basis) . . . . .  F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the period June 18, 1999 to
December 31, 1999  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statements of Operations for the period
June 19, 1999 to December 31, 1999 (Liquidation Basis),
for the period January 1, 1999 to June 18, 1999
(Going Concern Basis) and the years ended December 31, 1998
and 1997(Going Concern Basis)  . . . . . . . . . . . . . . .F-5

Consolidated Statements of Partners' Capital, for the period
January 1, 1999 to June 18, 1999 and the years ended
December 31, 1998 and 1997 (Going Concern Basis) .   . . . .F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997 (Going Concern Basis) . . . . . .F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

Schedule III -- Real Estate and Accumulated
                Depreciation, December 31, 1999. .. . . .  F-24

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

               INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the accompanying consolidated financial statements as of December 31, 1999, and for the years ended December 31, 1999, 1998 and 1997 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II at December 31, 1999, and the results of their operations for the years ended December 31, 1999, 1998 and 1997 and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the financial statements, on June 18, 1999 the Partnership received approval of the settlement agreement by the District Court for the Northern District of Illinois. Pursuant to the settlement agreement, the Partnerships' retained a third-party commercial real estate firm to market all of the Partnerships' properties for sale. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis.


/s/ Deloitte & Touche LLP
Chicago, Illinois
February 16, 2000

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    DECEMBER 31, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998

                                     (Liquidation       (Going Concern
                                         Basis)              Basis)
                                    December 31, 1999   December 31,1998

ASSETS

Investment in real estate (Note 7):
  Land                                                       $10,018,972
  Buildings                                                   22,241,682
                                                              32,260,654
  Less: Accumulated depreciation                              (6,364,451)
   Net investment in real estate                              25,896,203
Real estate held for sale                   $23,203,800               --
Investment in Brauvin Bay
  County Venture (Note 8)                            --          274,777
Cash and cash equivalents                     1,160,591        1,585,830
Restricted cash                                 310,785                -
Rent receivable                                 148,749           76,374
Deferred rent receivable                             --          477,663
Due from General Partners (Note 6)              140,000          140,000
Other assets                                         --           20,499
   Total Assets                             $24,963,925      $28,471,346
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued
  expenses                                  $   400,573      $   377,213
Rent received in advance                         36,968           35,784
Due to an affiliate                               2,635            3,592
Deferred gain on sale of property             2,541,216                -
Reserve for estimated liquidation
             costs                              174,200                -
Tenant security deposits                         58,607           85,903
   Total Liabilities                          3,214,199          502,492

MINORITY INTEREST:
Brauvin High Yield Venture                       15,543           18,726
Brauvin Funds Joint Venture                   2,177,679        2,413,241

Net Assets in Liquidation                   $19,556,504

PARTNERS' CAPITAL:
General Partners                                                 346,855
Limited Partners                                              25,190,032
   Total Partners' Capital                                    25,536,887
   Total Liabilities and Partners' Capital                   $28,471,346

   See accompanying notes to consolidated financial statements

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
               JUNE 18, 1999 TO DECEMBER 31, 1999




Net Assets June 18, 1999
(Going Concern Basis)                        $24,898,268

Income from operations                         1,864,433

Gain on sale of property                         498,713

Minority interest share of
  loss from Joint Ventures                        64,740

Equity interest in Brauvin
  Bay County Venture net loss                    (19,983)

Limited Partners operating
  distributions (a)                           (1,650,243)

Return of capital distributions
  to Limited Partners (b)                     (3,652,700)

Adjustment to liquidation basis               (2,446,724)

Net Assets in Liquidation
at December 31, 1999                         $19,556,504



(a) Operating distributions are approximately $40.9013 per Unit.

(b) Return of capital distributions are approximately $90.5321 per Unit.




           See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Liquidation Basis)    (Going Concern Basis)
                          June 19, 1999    January 1,    For the years
                              to            1999 to       Ended December 31,
                       December 31, 1999  June 18, 1999  1998        1997

INCOME
Rental (Note 5)            $1,985,016  $2,013,600  $4,070,823   $4,239,915
Interest                       47,468      35,469     116,702      161,260
Other                             706      67,075       4,134        9,684
        Total income        2,033,190   2,116,144   4,191,659    4,410,859
EXPENSES
General and administrative     80,229     193,806     349,764      363,643
Management fees (Note 4)       19,129      20,728      40,657       41,080
Amortization of deferred

organization costs and
 other assets                      --       1,306       5,089        1,200
Depreciation                       --     317,477     667,467      708,742
Transaction costs (Note 9)     69,399     187,552     288,985      345,309
Valuation fees                      -          --     184,500            -
Impairment(Note 7)                 --          --   1,306,000           --
        Total expenses        168,757     720,869   2,842,462    1,459,974
Income before gain (loss) on
sale of property and minority
Interest and equity interests'
   share of net income      1,864,433   1,395,275   1,349,197     2,950,885
Gain(loss)on sale of property 498,713      25,108    (110,741)            -

Income before minority interest
   and equity interest's share in
   net income               2,363,146   1,420,383   1,238,456    2,950,885

Minority interest's share
 in Joint Venture
 net loss (income):
Brauvin High Yield Venture       (353)     (2,615)     (1,424)      (5,833)
Brauvin Funds Joint Venture    65,093    (145,581)   (290,904)    (286,426)

   Total minority interest's share
     in net loss (income)      64,740    (148,196)   (292,328)    (292,259)
Equity interest in:
   Brauvin Bay County Venture's
   net (loss) income          (19,983)     11,299      22,417       18,487

Income before adjustment
 to liquidation basis       2,407,903   1,283,486     968,545    2,677,113
Adjustment to
 liquidation basis         (2,446,724)          -           -           --
Net (loss) income         $   (38,821) $1,283,486  $  968,545   $2,677,113
Net (loss) income allocated to:
   General Partners       $      (970) $   32,087  $   24,214   $   23,012
   Limited Partners       $   (37,851) $1,251,399  $  944,331   $2,654,101
Net (loss) income per
   Unit outstanding (a)   $     (0.94) $    31.02  $    23.41   $    65.78

(a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional units were purchased through the distribution reinvestment plan (the "Plan").
          See accompanying notes to consolidated financial statements
           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
       For the period January 1, 1999 to June 18, 1999 and
                   the years ended December 31, 1998 and 1997

                                  General      Limited
                                   Partners    Partners *         Total

Balance, January 1, 1997              $319,429   $30,286,089  $30,605,518

Net income                              23,012     2,654,101    2,677,113
Cash distributions                          --    (4,787,596)  (4,787,596)
Balance, December 31, 1997             342,441    28,152,594   28,495,035

Net income                              24,214       944,331      968,545
Cash distributions                     (19,800)   (2,552,358)  (2,572,158)
Return of capital
 distributions                               -    (1,354,535)  (1,354,535)
Balance, December 31, 1998             346,855    25,190,032   25,536,887

Net income                              32,087     1,251,399    1,283,486
Cash distributions                          -     (1,922,105)  (1,922,105)
Balance, June 18, 1999                $378,942   $24,519,326  $24,898,268

* Total Units outstanding at June 18, 1999, December 31, 1998 and December 31, 1997 were 40,347, 40,347 and 40,347, respectively.
Cash distributions to Limited Partners per Unit were approximately $47.64, $63.26 and $118.66, for the period ended June 18, 1999 and the years ended December 31, 1998 and 1997, respectively. A return of capital distribution of approximately $33.57 was made to Limited Partners during the year ended December 31, 1998. Cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

   In connection with the June 18, 1999 approval of the settlement agreement, the Partnership adopted the liquidation basis of accounting as explained in Notes 1 and 2. The presentation format used in 1998 and 1997 is, therefore, no longer applicable. The effect of the change in adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.

  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended December 31,

                                                    1998        1997

Cash Flows From Operating Activities:
Net income                                          $968,545  $2,677,113
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation and amortization                        672,556     709,942
Impairment                                         1,306,000          --
Loss on sale of property                             110,741          --
Minority interest's share of income:
 Brauvin High Yield Venture                            1,424       5,833
 Brauvin Funds Joint Venture                         290,904     286,426
Equity interest share of income
 from Brauvin Bay County Venture                     (22,417)    (18,487)
Changes in:
 Rent receivable                                       3,352     (42,663)
 Deferred rent receivable                            (67,563)    (67,561)
 Other assets                                              3       2,791
 Accounts payable and accrued expenses               211,783     106,197
 Rent received in advance                            (14,984)    (91,828)
 Due to affiliate                                        180       3,412
 Tenant security deposits                             (2,089)     87,992
Net cash provided by operating activities          3,458,435   3,659,167

Cash Flows From Investing Activities:
Proceeds from sale of property                     1,354,538          -
Change in undisbursed insurance proceeds            (199,452)    199,452
Distributions from Brauvin Bay
 County Venture                                       23,140      26,780
Net cash provided by investing activities          1,178,226     226,232

Cash Flows From Financing Activities:
Return of capital to Limited Partners             (1,354,535)         -
Cash distributions to Limited
 Partners                                         (2,552,358) (4,787,596)
Cash distribution to General Partners                (19,800)         --
Return of capital to minority interest
 Brauvin High Yield Venture                           (7,505)         -
Cash distribution to minority interest:
 Brauvin High Yield Venture                           (6,200)     (7,200)
 Brauvin Funds Joint Venture                        (308,700)   (306,250)
Net cash used in financing activities             (4,249,098) (5,101,046)
Net increase (decrease)in cash
 and cash equivalents                                387,563  (1,215,647)
Cash and cash equivalents at
 beginning of year                                 1,198,267   2,413,914
Cash and cash equivalents at
 end of year                                      $1,585,830  $1,198,267


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

   The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 1999, 1998 and 1997, the Partnership has sold $42,982,178, $42,982,178, and $42,982,178 of Units, respectively.
These totals include $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 1999, 1998 and 1997. As of December 31, 1999, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

   In February 1994, the Partnership sold the Taco Bell Restaurant located in Schofield, Wisconsin. In January 1998, the joint venture partnership sold Ponderosa unit 850 located in Mansfield, Ohio. In April 1998, the Partnership sold Ponderosa unit 876 located in Sweden, New York. In June 1999, the Partnership sold the former Hardee's property located in Albion, Michigan. In October 1999, the Partnership sold four Ponderosa units located in Appleton, Wisconsin; Oneonta, New York; Middletown, New York and Eureka, Missouri. In December 1999, the Partnership sold its joint venture interest in the Blockbuster Video Store to an affiliated entity.

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


   Basis of Presentation

   As a result of the settlement agreement (see Note 9) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

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



   Consolidation of Joint Ventures

   The Partnership owns a 99% equity interest in a joint venture, Brauvin High Yield Venture, which currently owns five Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owns a Scandinavian Health Spa. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts have been eliminated.

   Investment in Joint Venture

   Prior to December 30, 1999, the Partnership owned a 26% equity interest in a joint venture, Brauvin Bay County Venture, which owned one Blockbuster Video Store. On December 30, 1999, the Partnership sold its equity interest in this joint venture to an affiliated entity. The accompanying financial statements include the investment in Brauvin Bay County Venture using the equity method of accounting.

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

   Investment in Real Estate

   Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs and net of impairment. Depreciation expense was computed on a straight-line basis over approximately 35 years.

   The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1999, except as described in Notes 2 and 7.

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

   Restricted Cash

   Per the terms of the settlement agreement (see Note 9) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in net assets of $2,446,724 which is included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $2,541,216
     Decrease in value of real estate                     (1,773,678)
     Write-off deferred rents receivable                    (480,440)
     Write-off prepaid offering costs                        (18,406)
     Increase in deferred gain on sale
       of real estate                                     (2,541,216)
     Estimated liquidation costs                            (174,200)

     Total adjustment to liquidation basis               $(2,446,724)

(a) Net of estimated closing costs.


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

  The original General Partners owe the Partnership $140,000 at
December 31, 1999 and 1998, relating to the Distribution Guaranty
Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                           1999                1998              1997

Management fees         $ 39,857           $ 40,657           $ 41,080
Reimbursable operating
  expenses               188,618            161,072            172,954
Legal fees                    --                 --                239

   As of December 31, 1999 and 1998, the Partnership has made all payments to affiliates except for $2,635 and $3,592, respectively related to management fees.

(5)  LEASES

   The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancelable operating leases.

   The leases provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level. The following is a schedule of noncancelable future minimum rental payments due to the Partnership under operating leases as of December 31, 1999:

                    Year ending December 31:
                                      2000      $ 3,203,406
                                      2001        3,200,906
                                      2002        3,200,906
                                      2003        2,853,710
                                      2004        1,856,437
                                Thereafter        8,318,305
                                                $22,633,670

   Additional rent based on percentages of tenant sales increases was $123,756, $127,236 and $164,769 in 1999, 1998 and 1997,
respectively.

   Approximately 54% of the Partnership's rental income is from properties operated as Ponderosa restaurants. The Partnership is subject to some risk of loss should adverse events affect those Ponderosa restaurants and in turn adversely affect the lessees' ability to pay rent to the Partnership.

(6) WORKING CAPITAL RESERVES

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

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General
Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At
December 31, 1999 and 1998, $140,000 was due from the original
General Partners related to the Distribution Guaranty.


(7) IMPAIRMENT

   In 1996, the Partnership engaged Cushman & Wakefield Valuation Advisory Services ("Cushman & Wakefield") to prepare an appraisal of the Partnership's properties. As a result of this appraisal, during the fourth quarter of 1996, the Partnership recorded an impairment of $550,000 related to an other than temporary decline in the value of the real estate for the St. Johns, Michigan and Albion, Michigan properties. This impairment has been recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30%
(land) and 70% (building).

   During the first quarter of 1998, the Partnership recorded an impairment of $130,000 related to an other than temporary decline in the value of the real estate for the Ponderosa located in Sweden, New York. This impairment has been recorded as a reduction of the property's cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

   During the fourth quarter of 1998, the Partnership recorded an impairment of $984,000 related to an other than temporary decline in real estate for Ponderosa properties in various locations. An impairment of $192,000 related to an other than temporary decline in real estate was also recorded for Hardee's properties located in Michigan. These impairments were recorded as a reduction of the properties' cost, and allocated to the land and buildings based on the original acquisition cost allocation of 30% (land) and 70% (building).

(8) INVESTMENT IN JOINT VENTURE

   The Partnership owned an equity interest in the Brauvin Bay County Venture, which it sold to an affiliated entity on December 30, 1999 for approximately $232,500 and reported its investment on the equity method. The following are condensed financial statements for the Brauvin Bay County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                        December 31,      December 31,
                                            1999            1998

Land and buildings                            --         $1,033,942
Other assets                                  --             17,330
                                              --         $1,051,272

Liabilities                                   --             $4,296
Partners' capital                             --          1,046,976
                                              --         $1,051,272

                Liquidation Basis     Going Concern Basis
                         June 19, 1999   January 1,    Years Ended
                         to December 30,   1999 to      December 31,
                              1999      June 18, 1999       1998     1999
Rental and other income$ 56,473   $54,625        $110,782     $109,985

Expenses:
 Depreciation                --       8,823            17,646       17,689
 Management fe              501         794             1,079        1,178
 Operating and
  administrative          2,042       1,550             5,838       20,014
 Loss on sale
  of property           130,788          --                --           --
                        133,331      11,167            24,563       38,881

Net (loss) income      $(76,858)    $43,458          $ 86,219     $ 71,104

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

         The Merger was not completed primarily due to certain litigation, as described below. The General Partners believe that these lawsuits were without merit and, therefore, continued to vigorously defend against them.

         By agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners the District Court entered an order preventing the Partnership and the General
Partners from completing the Merger or otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

         Because of the rulings of the District Court in the Christman litigation, as described below, it is not possible for the Merger to be consummated.



         Litigation

         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

(10) SUBSEQUENT EVENTS

  On January 19, 2000, the Partnership sold the Bloomington, Illinois Ponderosa property to an unaffiliated third party for a sale price of $350,000 which resulted in a loss to the Partnership of approximately $37,600. However, in addition to the sales price, the Partnership will receive lease termination payments from the tenant in the amount of approximately $45,700.

  On January 21, 2000 the Partnership sold the Clarksville,
Tennessee Chi-Chi property to an unaffiliated third party for a sale price of $900,000. Additionally, the Partnership received approximately $415,900 as a lease buyout from Chi-Chi's.

                                                  SCHEDULE III
                                         BRAUVIN HIGH YIELD FUND L.P. II
                                        (a Delaware limited partnership)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             DECEMBER 31, 1999

           Gross Amount at Which Carried
           Initial Cost at  Close of Period
                                                            Real
            Buildings   Cost of               Buildings    Estate
             and      Subsequent        and Held for      Accumulated      Date
Description  Encumbrances (c)   Land     Improvements    Improvements   Land  Improvements  Sale
  Depreciation (b)  Acquired
Ponderosas - BHYF II    $0  $ 3,907,384  $9,117,233      $0  $3,420,437  $7,981,017 $6,094,063    $2,470,027          9/88-11/89
Ponderosas - BHYV        0    1,810,770   4,225,129       0   1,413,165   3,297,387  3,553,335     1,060,653                9/88
Taco Bell                0      128,236     299,218       0     128,236     299,218    407,259        89,349                1/89
Scandinavian
Health Spa               0    1,657,861   3,868,342       0   1,657,861   3,868,342  4,423,306     1,095,039                7/89
Children's World
 Learning Centers        0      771,140   1,799,327       0     771,140   1,799,327   1,930,146     461,797  1/90-9/90
Hardee's Restaurants     0      729,798   1,702,861       0     265,219     618,845     392,183     219,296  5/90-7/90
Avis Lubes               0      507,620   1,184,448       0     507,620   1,184,448     864,087     304,347  6/90-8/90
Blockbuster Video Store  0      354,644     827,501       0     354,644     827,501     964,748     209,999  9/90
Chi-Chi's Restaurants    0    1,408,671   2,150,981       0   1,408,671   2,150,981   4,574,673     649,718  3/91
Adjustment to
 liquidation basis       0            0           0       0  (9,926,993)(22,027,066)          0  (6,560,225)
                        $0  $11,276,124 $25,175,040      $0  $         0 $        0 $23,203,800  $        0

<F1>

NOTES:
(a)  The cost of this real estate is $34,616,656 for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1990.
(b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:


                                            SCHEDULE III - continued
                                       BRAUVIN HIGH YIELD FUND L.P. II
                                      (a Delaware limited partnership)

Real estate                                       1999              1998                       1997
Balance at beginning of year                  $32,260,654       $35,401,164      $35,401,164
Adjustment to liquidation basis                (1,779,679)               -                --
Property sales                                 (7,277,175)       (1,834,510)              --
Subtractions - land and buildings(d)                   --        (1,306,000)              --

Balance at end of year                        $23,203,800       $32,260,654      $35,401,164


Accumulated depreciation                           1999             1998             1997

Balance at beginning of year                  $ 6,364,451      $  6,066,215      $ 5,357,473
Property sales                                   (121,703)         (369,231)
Provision for depreciation                        317,477           667,467          708,742
Adjustment to liquidation basis                (6,560,225)                -               --

Balance at end of year                        $        --      $  6,364,451      $ 6,066,215

F2>
(c)   Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.  100% of the land and buildings were paid for with funds contributed by the Limited Partners.
(d)   The 1996 amount reflects an impairment of land of $165,000 and buildings of $385,000 related to the properties in St.
      Johns and Albion, Michigan.  The 1998 amount reflects a provision for impairment of land of $391,800 and buildings of $914,200, related to Ponderosas, Brauvin High Yield Fund Ponderosas, and Hardee's.


                                  EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 1999

                        EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

For the fiscal year ended December 31, 1999


 Exhibit (21)    Subsidiaries of the Registrant

 Exhibit (27)    Financial Data Schedule

                         Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                 Illinois

Brauvin Funds Joint Venture                Illinois

Brauvin Bay County Venture                 Illinois