Form 10-Q
period 2000-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 2000-05-19
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended          March 31, 2000

                                or

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

               BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                                 Page
PART I    Financial Information

Item 1.   Consolidated Financial Statements. . . . . . .          3

          Consolidated Statements of Net Assets in Liquidation
          as of March 31, 2000 and December 31, 1999
          (Liquidation Basis) . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          March 31, 2000 (Liquidation Basis). . . . . . . . .     5

          Consolidated Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999 (Going Concern
          Basis). . . . . . . . . . . . . . . . . . . . . . . .   6

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 (Going Concern Basis) . .   7

          Notes to Consolidated Financial Statements. . . . . .   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .  23

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . .      34

PART II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .         35

Item 2.   Changes in Securities. . . . . . . . . . . . .         35

Item 3.   Defaults Upon Senior Securities. . . . . . . .         35

Item 4.   Submissions of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . . .        35

Item 5.   Other Information. . . . . . . . . . . . . . .         35

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .         35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         36

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1999 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of March 31, 2000, Consolidated Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999 (Going Concern Basis), and the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form
10-K.

              BRAUVIN HIGH YIELD FUND L.P. II
              (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                             March 31,    December 31,
                                                2000         1999
ASSETS
Real estate held for sale                      $20,948,884   $23,203,800

Cash and cash equivalents                        2,567,199     1,160,591
Restricted cash                                    313,598       310,785
Rent Receivable                                     32,227       148,749
Due from General Partners (note 6)                 140,000       140,000
Other assets                                         7,756             0
  Total Assets                                 $24,009,664   $24,963,925

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   401,277   $   400,573
Rent received in advance                            77,286        36,968
Deferred gain of sale of real estate             3,621,384     2,541,216
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                            58,607        58,607
Due to affiliates                                    3,086         2,635
  Total Liabilities                              4,335,840     3,214,199

MINORITY INTEREST:
Brauvin High Yield Venture                          11,515        15,543
Brauvin Funds Joint Venture                      2,140,915     2,177,679


Net Assets in Liquidation                      $17,521,394   $19,556,504





   See accompanying notes to consolidated financial statements

                    BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO MARCH 31, 2000
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $19,556,504

Income from operations                                    759,556

Gain on sale of property                                  473,701

Minority interest in share of income
from Joint Venture                                        (83,208)

Operating distribution to
  Limited Partners (a)                                   (802,000)

Return of capital distribution
  to Limited Partners(b)                                 (226,000)

Adjustment to liquidation basis                        (2,157,159)

Net Assets in Liquidation at
  March 31, 2000                                      $17,521,394


(a) Operating distributions were $19.8777 per Unit.
(b) Return of capital distributions were $5.6014
















  See accompanying notes to consolidated financial statements.



                 BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended March 31,
                           (Unaudited)


                                          (Liquidation     (Going Concern
                                               Basis)         Basis)
INCOME:                                        2000           1999
Rental                                     $    834,466     $1,006,383
Interest                                         34,060         17,581
Other                                            31,876         54,687
      Total income                              900,402      1,078,651

EXPENSES:
General and administrative                       74,023         61,890
Management fees (Note 4)                          9,319         10,664
Amortization of deferred
 organization costs and
 other assets                                        -             654
Depreciation                                          -        161,415
Transaction costs (Note 7)                       57,504         95,022
      Total expenses                            140,846        329,645

Income before loss on sale of
   property and minority and equity
   interests' share of net income               759,556        749,006
Gain on sale of property                        473,701             -
Income before minority and
   equity interests' share
   of net income:                             1,233,257        749,006
Minority interest share
 in net income:
  Brauvin High Yield Venture                      2,528         (1,216)
  Brauvin Funds Joint Venture                   (85,736)       (72,755)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                         -           5,593
Income before adjustment to
   liquidation basis                          1,150,049        680,628
Adjustment to liquidation basis              (2,157,159)            --
Net (loss) income                           $(1,007,110)    $  680,628
Net (loss) income allocated to:
 General Partners                           $   (20,142)    $   17,016
 Limited Partners                           $  (986,968)    $  663,612
Net (loss) income per unit outstanding
 (40,347 units outstanding)                 $    (24.46)    $    16.45


    See accompanying notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1999
                      (GOING CONCERN BASIS)


Cash Flows From Operating Activities:
Net income                                                     $  680,628
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                                     162,069
Minority interest's share of income from:
 Brauvin High Yield Venture                                         1,216
 Brauvin Funds Joint Venture                                       72,755
Equity interest share of income
 from Brauvin Bay County Venture                                   (5,593)
Changes in:
   Rent receivable                                                (14,417)
   Deferred rent receivable                                        (4,489)
   Other assets                                                      (310)
   Accounts payable and accrued expenses                           71,466
   Rent received in advance                                        56,581
   Due to affiliates                                                  329
Net cash provided by operating activities                       1,020,235

Cash Flows From Investing Activities:
Distributions from Brauvin Bay
 County Venture                                                     5,200
Cash provided by investing activities                               5,200

Cash Flows From Financing Activities:
Cash distributions to Limited Partners                         (1,005,789)
Cash distribution to minority interest:
 Brauvin High Yield Venture                                        (1,500)
 Brauvin Funds Joint Venture                                      (83,300)
Cash used in financing activities                              (1,090,589)
Net decrease in cash and
 cash equivalents                                                 (65,154)
Cash and cash equivalents at
 beginning of period                                            1,585,830
Cash and cash equivalents at
 end of period                                                $ 1,520,676




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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 2000, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 2000. As of March 31, 2000, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  In January, 2000, the Partnership sold the Ponderosa Unit 128 located in Bloomington, Illinois and the Chi Chis Unit 366 located in Clarksville, Tennessee.


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

  Basis of Presentation

  As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

  The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2000, except as described in Notes 2,6, and 8.

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

  Restricted Cash

  Per the terms of the settlement agreement (see Note 7) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

(a) Net of estimated closing costs.

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $15,628,656. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $18,894. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $506,177, and a reduction in deferred gain of $506,177.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

  As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $570,814, an increase in the deferred gain on the sale of real estate of $1,586,345 and the recording of a further adjustment to the liquidation basis of accounting of $2,157,159.


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

  The original General Partners owe the Partnership $140,000 at
March 31, 2000 and December 31, 1999, relating to the Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                       2000                1999
Management fees                      $ 9,319             $10,664
Reimbursable operating
  expenses                            45,160              40,039

  As of March 31, 2000 and December 31, 1999, the Partnership has made all payments to affiliates except for $3,086 and $2,635, respectively related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 2000 and December 31, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(6) IMPAIRMENT

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

(8) SALE OF PARTNERSHIP ASSETS

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $15,628,656. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $18,894. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $506,177, and a reduction in deferred gain of $506,177.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

  As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $570,814, an increase in the deferred gain on the sale of real estate of $1,586,345 and the recording of a further adjustment to the liquidation basis of accounting of $2,157,159.

(9) INVESTMENT IN JOINT VENTURE

  The Partnership owned an equity interest in the Brauvin Bay County Venture, which it sold to an affiliated entity on December 30, 1999 for approximately $232,500 and reported its investment on the equity method. The following are condensed financial statements for the Brauvin Bay County Venture:



                   BRAUVIN BAY COUNTY VENTURE

For the three months ended March 31, 1999
                           Going Concern Basis

Rental and other income                        $ 27,313
Expenses:
 Depreciation                                     4,412
 Management fees                                    501
 Operating and
  administrative                                    887
                                                  5,800

Net income                                     $ 21,513

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through March 31, 2000 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of March 31, 2000, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.




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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At March 31, 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

  Below is a table summarizing the four year historical data for distribution rates per unit:




Distribution
    Date          2000(a)   1999(b)     1998 (c)   1997(d) 1996
February 15      $19.8772  $24.9821  $     --   $20.1875  $22.3597
May 15            18.0928   22.4924   21.9087    18.8614   22.3597
August 15              --   19.5858   14.7020    22.8662        --
November 15            --   21.3147   26.3634    56.6001        --

     (a) The February 15, 2000 distribution does not include a return of capital of approximately $5.6014 per Unit. The May 15, 2000 distribution does not include a return of capital of approximately $41.3160 per Unit.

     (b) The May 1999 distribution was made on May 17, 1999. In addition the August 15, 1999 amount does not include a return of capital distribution of approximately $5.2048 per Unit, and the November
     15, 1999 amount does not include a return of capital distribution of approximately $85.3273 per Unit.

     (c) The 1998 distributions were made on May 8, 1998,August 15,1998, November 15, 1998, and February 15, 1999 respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152, $15.1571, $0.00, and $0.00 per Unit, respectively.

     (d) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22,1997 and December 31, 1997.

  As a result of a property sale by Brauvin High Yield Venture a return of capital distribution was also made to Limited Partners on May 8, 1998 in the amount of approximately $743,000. Additionally on August 15, 1998, a return of capital distribution was made to Limited Partners in the approximate amount of $611,500 from the sale of the Ponderosa located in Sweden, New York.

  As a result of the January, 2000, property sales, a return of capital distribution was made to Limited Partners in the approximate amount of $1,667,000.

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

     During the three months ended March 31, 2000 and 1999, the General Partners and their affiliates earned management fees of $9,319 and $10,664 respectively.

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

     The Partnership drafted a proxy statement, which required prior review and comment by the Securities and Exchange Commission, to solicit proxies for use at the Special Meeting originally to be held at the offices of the Partnership on September 24, 1996. As a result of the various legal issues, the Special Meeting was adjourned to November 8, 1996 at 9:30 a.m. The purpose of the Special Meeting was to vote upon the Merger and certain other matters as described in the Proxy.

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

     The 2000 and 1999 distributions were lower than prior distributions because the Partnership incurred significant valuation fees and legal costs to defend against the lawsuit. In addition, the remaining term of the Partnership's properties' leases continue to shrink. This fact is causing the Partnership to potentially face the risks and costs of lease rollover. This heightened degree of risk may also have an adverse effect on the ultimate value of the Assets.

     On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $15,628,656. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

     In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $18,894. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $506,177, and a reduction in deferred gain of $506,177.

     In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. The United States District Court has not yet ruled on this subject.

     As of March 31, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $570,814, an increase in the deferred gain on the sale of real estate of $1,586,345 and the recording of a further adjustment to the liquidation basis of accounting of $2,157,159.



Results of Operations - Three months ended March 31, 2000
(Liquidation Basis) and the Three months ended March 31, 1999 (Going Concern Basis)

     Results of operations for the three months ended March 31, 2000 reflected a net loss of $1,007,110 as compared to net income of $680,628 for the three months ended March 31, 1999, a decrease of approximately $1,687,700. The decrease in net income is primarily due to the adjustment to liquidation basis, as explained above, that was recorded in the first quarter of 2000.

     Total income for the three months ended March 31, 2000 was $900,402 as compared to $1,078,651 for the three months ended March 31, 1999, a decrease of approximately $178,200. The decrease in total income was primarily a result of the loss of rental revenue from two properties that were sold during the first quarter of 2000. Partially offsetting the decline in rental revenue is an increase in interest income.

     Total expenses for the three months ended March 31, 2000 were $140,846 as compared to $329,645 for the three months ended March 31, 1999, an decrease of approximately $189,000. The decrease in expenses was primarily due to the Partnership's adoption of the liquidation basis of accounting on June 18, 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.


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

                     DATE: May 19, 2000



                     BY:   /s/ Thomas E. Murphy
                           Thomas E. Murphy
                           Chief Financial Officer and Treasurer

                     DATE: May 19, 2000