Form 10-Q
period 2000-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 2000-08-14
CIK 832775

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 2000

                                or

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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . .          4

         Consolidated Statements of Net Assets in Liquidation
         as of June 30, 2000 and December 31, 1999
         (Liquidation Basis) . . . . . . . . . . . . . . . . .   5

         Consolidated Statements of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         June 30, 2000 (Liquidation Basis) . . . . . . . . . . . 6

         Consolidated Statements of Operations for the six
         months ended June 30, 2000 (Liquidation Basis) and
         the period January 1, 1999 to June 18, 1999 (Going
         Concern Basis). . . . . . . . . . . . . . . . . . . . . 7

         Consolidated Statements of Operations for the three
         months ended June 30, 2000 (Liquidation Basis) and
         the period January 1, 1999 to June 18, 1999 (Going
         Concern Basis) . . . . . . . . . . . . . . . . . . . .  8

         Consolidated Statements of Cash Flows for the period
         January 1, 1999 to June 18, 1999 (Going Concern
         Basis). . . . . . . . . . . . . . . . . . . . . . . . . 9

         Notes to Consolidated Financial Statements. . . . . . . 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . 26

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . 38

Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . .          39

Item 2.  Changes in Securities. . . . . . . . . . . . .          39

Item 3.  Defaults Upon Senior Securities. . . . . . . .          39

Item 4.  Submissions of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . 39

Item 5.  Other Information. . . . . . . . . . . . . . .          39

Item 6.  Exhibits and Reports on Form 8-K . . . . . . .          39

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1999 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of June 30, 2000, Consolidated Statements of Operations for the six months ended June 30, 2000 (Liquidation Basis) and for the period January 1, 1999 to June 18, 1999 (Going Concern Basis), Consolidated Statements of Operations for the three months ended June 30, 2000 (Liquidation Basis) and the period April 1, 1999 to June 18, 1999 (Going Concern Basis), and the Consolidated Statement of Cash Flows for the period January 1, 1999 to June 18, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    June 30, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                            June 30,      December 31,
                                                2000         1999
ASSETS
Real estate held for sale                      $20,859,667   $23,203,800
Cash and cash equivalents                          780,300     1,160,591
Restricted cash                                    318,168       310,785
Rent Receivable                                     25,512       148,749
Due from General Partners (Note 5)                 140,000       140,000
Other assets                                           320            --
  Total Assets                                 $22,123,967   $24,963,925

LIABILITIES:
Accounts payable and accrued
 expenses                                      $   449,943   $   400,573
Rent received in advance                            66,363        36,968
Deferred gain of sale of real estate             3,598,037     2,541,216
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                            58,607        58,607
Environmental remediation accrual                   10,000            --
Due to affiliates                                    2,709         2,635
  Total Liabilities                              4,359,859     3,214,199

MINORITY INTEREST:
Brauvin High Yield Venture                          11,300        15,543
Brauvin Funds Joint Venture                      2,139,681     2,177,679


Net Assets in Liquidation                      $15,613,127   $19,556,504






   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2000 TO June 30, 2000
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $19,556,504

Income from operations                                  1,402,258

Gain on sale of property                                  473,701

Minority interest in share of income
from Joint Venture                                       (171,458)

Operating distribution to
  Limited Partners (a)                                 (1,532,001)

Return of capital distribution
  to Limited Partners(b)                               (1,893,001)

Adjustment to liquidation basis                        (2,222,876)

Net Assets in Liquidation at
  June 30, 2000                                       $15,613,127


(a) Operating distributions were $37.9706 per Unit.
(b) Return of capital distributions were $46.9180.





  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Six Months Ended June 30, 2000 (Liquidation Basis) and the Period January 1, 1999 to June 18, 1999 (Going Concern Basis)
                          (Unaudited)

                                           (Liquidation    (Going Concern
                                               Basis)          Basis)
INCOME:                                    June 30, 2000   June 18, 1999
Rental                                       $1,660,991     $2,013,600
Interest                                         63,722         35,469
Other                                            32,198         67,075
     Total income                             1,756,911      2,116,144

EXPENSES:
General and administrative                      257,296        193,806
Management fees (Note 4)                         17,988         20,728
Amortization of deferred
 organization costs and
 other assets                                        -           1,306
Depreciation                                          -        317,477
Environmental remediation
 expense (Note 10)                               10,000             --
Transaction costs (Note 7)                       69,369        187,552
     Total expenses                             354,653        720,869

Income before gain on sale of
  property and minority and equity
  interests' share of net income              1,402,258      1,395,275
Gain on sale of property                        473,701         25,108
Income before minority and
  equity interests' share
  of net income                               1,875,959      1,420,383
Minority interest share
 in net income:
  Brauvin High Yield Venture                      1,244         (2,615)
  Brauvin Funds Joint Venture                  (172,702)      (145,581)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                         -          11,299
Income before adjustment to
  liquidation basis                           1,704,501      1,283,486
Adjustment to liquidation basis              (2,222,876)            --
Net (loss) income                            $ (518,375)    $1,283,486
Net (loss) income allocated to:
 General Partners                            $  (10,368)    $   32,087
 Limited Partners                            $ (508,007)    $1,251,399
Net (loss) income per unit outstanding
 (40,347 units outstanding)                  $   (12.59)    $    31.02

    See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2000 (Liquidation Basis) and the Period April 1, 1999 to June 18, 1999 (Going Concern Basis)
                          (Unaudited)

                                             (Liquidation    (Going Concern
                                                 Basis)         Basis)
INCOME:                                           2000           1999
Rental                                       $  826,525     $1,007,217
Interest                                         29,662         17,888
Other                                               322         12,388
     Total income                               856,509      1,037,493

EXPENSES:
General and administrative                      183,273        131,916
Management fees (Note 4)                          8,669         10,064
Amortization of deferred
 organization costs and
 other assets                                        -             652
Depreciation                                          -        156,062
Environmental remediation
 expense (Note 10)                               10,000             --
Transaction costs (Note 7)                       11,865         92,530
     Total expenses                             213,807        391,224

Income before loss on sale of
  property and minority and equity
  interests' share of net income                642,702        646,269
Gain on sale of property                             --         25,108
Income before minority and
  equity interests' share
  of net income                                 642,702        671,377
Minority interest share
 in net income:
  Brauvin High Yield Venture                     (1,284)        (1,399)
  Brauvin Funds Joint Venture                   (86,966)       (72,826)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                         -           5,706
Income before adjustment to
  liquidation basis                             554,452        602,858
Adjustment to liquidation basis                 (65,717)            --
Net income                                   $  488,735     $  602,858
Net income allocated to:
 General Partners                            $    9,775     $   15,071
 Limited Partners                            $  478,960     $  587,787
Net income per unit outstanding
 (40,347 units outstanding)                  $    11.87     $    14.57

       See accompanying notes to consolidated financial statements.

               BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Period January 1, 1999 to June 18, 1999
                     (Going Concern Basis)


Cash Flows From Operating Activities:
Net income                                                     $1,283,486
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                                     318,783
Loss on sale of property                                          (25,108)
Minority interest's share of income from:
 Brauvin High Yield Venture                                         2,615
 Brauvin Funds Joint Venture                                      145,581
Equity interest share of income
 from Brauvin Bay County Venture                                  (11,299)
Changes in:
  Restricted Cash                                                (289,140)
  Rent receivable                                                  (8,913)
  Deferred rent receivable                                         (2,777)
  Other assets                                                    (12,287)
  Accounts payable and accrued expenses                            24,981
  Rent received in advance                                         44,487
  Due to affiliates                                                   319
Net cash provided by operating activities                       1,470,728

Cash Flows From Investing Activities:
Proceeds from the sale of property                                210,000
Distributions from Brauvin Bay
 County Venture                                                    15,600
Cash provided by investing activities                             225,600

Cash Flows From Financing Activities:
Cash distributions to Limited Partners                         (1,922,105)
Cash distribution to minority interest:
 Brauvin High Yield Venture                                        (3,050)
 Brauvin Funds Joint Venture                                     (173,950)
Cash used in financing activities                              (2,099,105)
Net decrease in cash and
 cash equivalents                                                (402,777)
Cash and cash equivalents at
 beginning of period                                            1,585,830
Cash and cash equivalents at
 end of period                                                $ 1,183,053



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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 2000, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 2000. As of June 30, 2000, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

  The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2000, except as described in Notes 2,6, and 8.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in net assets of $4,669,600 which is included in the June 30, 2000 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)            $3,598,037
     Decrease in value of real estate                     (3,996,554)
     Write-off deferred rents receivable                    (480,440)
     Write-off prepaid offering costs                        (18,406)
     Increase in deferred gain on sale
       of real estate                                     (3,598,037)
     Estimated liquidation costs                            (174,200)

     Total adjustment to liquidation basis               $(4,669,600)

(a) Net of estimated closing costs.

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,693. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $26,277. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $499,978, and a reduction in deferred gain of $506,177.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

  As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $693,115, an increase in the deferred gain on the sale of real estate of $1,562,998 and the recording of a further adjustment to the liquidation basis of accounting of $2,222,876.

  Pursuant to the approval of the Special Master and the United States Distrtict Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. The two remaing properties continue to be under contract to the affilated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to these two properties.

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

  The original General Partners owe the Partnership $140,000 at
June 30, 2000 and December 31, 1999, relating to the Distribution
Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2000 and 1999 were as follows:

                                                 2000                1999

Management fees                                $17,988            $ 20,728
Reimbursable operating
  expenses                                     164,965             113,116

  As of June 30, 2000 and December 31, 1999, the Partnership has made all payments to affiliates except for $2,709 and $2,635, respectively related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 2000 and December 31, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

(8) SALE OF PARTNERSHIP ASSETS

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,243,693. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $26,277. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $499,978, and a reduction in deferred gain of $506,177.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

  As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $693,115, an increase in the deferred gain on the sale of real estate of $1,562,998 and the recording of a further adjustment to the liquidation basis of accounting of $2,222,876.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000 an affiliated entity purchased all but one of the Partnership's properties. The two remaining properties continue to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to these two properties.

(9) INVESTMENT IN JOINT VENTURE

  The Partnership owned an equity interest in the Brauvin Bay County Venture, which it sold to an affiliated entity on December 30, 1999 for approximately $232,500 and reported its investment on the equity method. The following are condensed financial statements for the Brauvin Bay County Venture:

                   BRAUVIN BAY COUNTY VENTURE

For the period January 1, 1999 to June 18, 1999
                                         Going Concern Basis

Rental and other income                        $ 54,625
Expenses:
 Depreciation                                     8,823
 Management fees                                    794
 Operating and
  administrative                                  1,550
                                                 11,167

Net income                                     $ 43,458

(10) ENVIRONMENTAL REMEDIATION EXPENSE

  In connection with the Merger (see Note 7), the Partnership has undertaken environmental studies of potentially affected properties. Three of the Partnership's properties have been identified by the environmental study as having a potential environmental issue. On all of the sites a remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership has accrued its best estimate of the costs that will be incurred to complete the environmental remediation at one of the properties. The other two sites requires further review and at this time the Partnership is unable to estimate the potential costs to complete the environmental remediation.

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

  Until the proxy solicitation process began, the Plan raised $4,059,178 through June 30, 2000 from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of June 30, 2000, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At June 30, 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

     During the six months ended June 30, 2000 and 1999, the General Partners and their affiliates earned management fees of $17,988 and $20,728 respectively.

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

     On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,693. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

     In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $26,277. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $506,177, and a reduction in deferred gain of $499,978.

     In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

     As of June 30, 2000, the Partnership adjusted its investment in real estate to the offer that was presented to the Special Master less all estimated closing costs. The effect of this adjustment was a reduction in the real estate held for sale of $693,115, an increase in the deferred gain on the sale of real estate of $1,562,998 and the recording of a further adjustment to the liquidation basis of accounting of $2,222,876.

     Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. The two remaining properties continue to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to these two properties.

Results of Operations - Six months ended June 30, 2000 (Liquidation Basis) and the Period January 1, 1999 to June 18, 1999 (Going
Concern Basis)
       (Rounded to 000's)

     Results of operations for the six months ended June 30, 2000 reflected a net loss of $518,000 as compared to net income of $1,283,000 for the period January 1, 1999 to June 18, 1999, a decrease in net income of approximately $1,802,000. The decrease in net income is primarily due to the adjustment recorded during the six months ended June 30, 2000 to recognize real estate held for sale to net realizable value. This recognition of a change in net realizable value required an adjustment to liquidation basis expense in the amount of $2,223,000.

     Total income for the six months ended June 30, 2000 was $1,757,000 as compared to $2,116,000 for the period January 1, 1999 to June 18, 1999. The decrease in total income was due primarily to loss of rental income from the sale of six properties.

     Total expenses for the six months ended June 30, 2000 were $355,000 as compared to $721,000 for the period January 1, 1999 to June 18, 1999 a decrease of $366,000. The decrease in expenses was due primarily to a decrease in depreciation expense of $317,000, which was a result of the liquidation basis of accounting. Also transaction costs decreased approximately $118,000 and general and administrative costs increased $63,000.

Results of Operations - Three months ended June 30, 2000
(Liquidation Basis) and the Period April 1, 1999 to June 18, 1999
(Going Concern Basis)

     Results of operations for the three months ended June 30, 2000 reflected net income of $489,000 as compared to net income of $603,000 for the period April 1 , 1999 to June 18, 1999, a decrease of approximately $114,000.

     Total income for the three months ended June 30, 2000 was $857,000 as compared to $1,037,000 for the period April 1, 1999 to June 18, 1999, a decrease of approximately $180,000. The decrease was due primarily to a decrease in rental income caused by the sale of two properties in the first quarter of 2000 and four properties in October 1999.

     Total expenses for the three months ended June 30, 2000 were $214,000 as compared to $391,000 for the period April 1, 1999 to June 18, 1999, a decrease of $177,000. The decrease was due to a $156,000 decrease in depreciation expense. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to net realizable value and no depreciation expense was recorded. Also, transaction costs decreased by $80,000, offset by an increase in general and administrative expense of $51,000.

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



               BY:  Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II

                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: August 14, 2000



                    BY:   /s/ Jerome J. Brault
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 2000