Form 10-Q
period 2000-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 2000-11-17
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 2000


                                or

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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . . .  .        4

        Consolidated Statements of Net Assets in Liquidation
        as of September 30, 2000 and December 31, 1999
        (Liquidation Basis) . . . . . . . . . . . . . . . . .      5

        Consolidated Statements of Changes in Net Assets
        in Liquidation for the period January 1, 2000 to
        September 30, 2000 (Liquidation Basis). . . . . . . .      6

        Consolidated Statements of Operations for the nine
        months ended September 30, 2000 (Liquidation Basis)
        and the period January 1, 1999 to June 18, 1999
        (Going Concern Basis) and the period June 19, 1999 to
        September 30, 1999 (Liquidation Basis) . . . . . . . .     7

        Consolidated Statements of Operations for the three
        months ended September 30, 2000 (Liquidation Basis)
        and the three months ended September 30, 1999
        (Liquidation Basis) . . . . . . . . . . . . . . . . .      8

        Consolidated Statements of Cash Flows for the period
        January 1, 1999 to June 18, 1999 (Going Concern
        Basis). . . . . . . . . . . . . . . . . . . . . . .        9

        Notes to Consolidated Financial Statements. . . . .       10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . .       26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . .       38

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .        39

Item 2. Changes in Securities. . . . . . . . . . . . . . .        39

Item 3. Defaults Upon Senior Securities. . . . . . . . . .        39

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . . . .       39

Item 5. Other Information. . . . . . . . . . . . . . . . .        39

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .        39

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .        40

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 1999 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 2000, Consolidated Statements of Operations for the nine months ended September 30, 2000 (Liquidation Basis) and for the period January 1, 1999 to June 18, 1999 (Going Concern Basis) and for the period June 19, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the three months ended September 30, 2000 (Liquidation Basis) and the three months ended September 30, 1999 (Liquidation Basis), and the Consolidated Statement of Cash Flows for the period January 1, 1999 to June 18, 1999 (Going Concern Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form
10-K.

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (LIQUIDATION BASIS)

                                              September 30,  December 31,
                                                    2000         1999
ASSETS
Real estate held for sale                       $  589,495   $23,203,800
Cash and cash equivalents                        5,942,306     1,160,591
Restricted cash                                    323,776       310,785
Rent Receivable                                     10,722       148,749
Due from General Partners (Note 5)                 140,000       140,000
Due from affiliates                                 26,091            --
Other assets                                           320            --
  Total Assets                                  $7,032,710   $24,963,925

LIABILITIES:
Accounts payable and accrued
 expenses                                       $  491,700   $   400,573
Rent received in advance                                --        36,968
Deferred gain of sale of real estate                72,060     2,541,216
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                             1,116        58,607
Due to affiliates                                   34,438         2,635
  Total Liabilities                                773,514     3,214,199

MINORITY INTEREST:
Brauvin High Yield Venture                              --        15,543
Brauvin Funds Joint Venture                         13,454     2,177,679


Net Assets in Liquidation                       $6,245,742   $19,556,504





   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2000 TO September 30, 2000
                          (Unaudited)



Net Assets in Liquidation at
  January 1, 2000 (Liquidation Basis)                 $19,556,504

Income from operations                                  1,717,439

Gain on sale of property                                3,950,299

Minority interest in share of income
from Joint Venture                                     (1,036,081)

Operating distribution to
  Limited Partners (a)                                 (2,135,288)

Operating distribution to
  General Partners                                       (109,535)

Return of capital distribution
  to Limited Partners(b)                              (13,474,720)

Adjustment to liquidation basis                        (2,222,876)

Net Assets in Liquidation at
  September 30, 2000                                  $ 6,245,742


(a) Operating distributions were $52.9222 per Unit.
(b) Return of capital distributions were $333.9656.





  See accompanying notes to consolidated financial statements.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the Period January 1, 1999 to June 18, 1999 (Going Concern
   Basis) and the period June 19, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)

                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 19, to   January 1,
                                  September 30, September 30, to July 18,
                                        2000         1999          1999

INCOME
Rental                               $2,010,243   $1,032,885   $2,013,600
Interest                                187,509       18,858       35,469
Other                                   101,782          557       67,075
  Total income                        2,299,534    1,052,300    2,116,144

EXPENSES:
General and administrative              489,363       52,535      193,806
Management fees (Note 4)                 20,787       11,913       20,728
Amortization of deferred
 organization costs and
 other assets                                -        (1,306)       1,306
Depreciation                                  -        2,361      317,477
Transaction costs (Note 7)               71,945       25,151      187,552
  Total expenses                        582,095       90,654      720,869

Income before gain on sale
  of property and minority
  and equity interests'
  share of net income                 1,717,439      961,646    1,395,275
Gain on sale of property              3,950,299           --       25,108

Income before minority and
  equity interests' share
  of net income                       5,667,738      961,646    1,420,383
Minority interest share
 in net (income) loss:
  Brauvin High Yield Venture                618       (1,644)      (2,615)
  Brauvin Funds Joint
  Venture                            (1,036,699)     148,270     (145,581)
Equity interest in:
  Brauvin Bay County
  Venture's net income                       -         6,430       11,299
Income before adjustment to
  liquidation basis                   4,631,657    1,114,702    1,283,486
Adjustment to liquidation
  basis                              (2,222,876)    (678,845)          --
Net income                           $2,408,781   $  435,857   $1,283,486
Net income allocated to:
 General Partners                    $   48,176   $   17,314   $   25,670
 Limited Partners                    $2,360,605   $  418,543   $1,257,816
Net income per unit
  outstanding (40,347
  units outstanding)                 $    58.51   $    10.37   $    31.17


 See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30,
                      (Liquidation Basis)
                          (Unaudited)


INCOME:                                          2000          1999
Rental                                        $ 349,252     $1,032,885
Interest                                        123,787         18,858
Other                                            69,584            559
     Total income                               542,623      1,052,302

EXPENSES:
General and administrative                      232,067         50,590
Environmental remediation
  expense                                       (10,000)            --
Management fees (Note 4)                          2,799         11,913
Transaction costs (Note 7)                        2,576         25,151
     Total expenses                             227,442         87,654

Income before loss on sale of
  property and minority and equity
  interests' share of net income                315,181        964,648
Gain on the sale of property                  3,476,598             --
Income before minority and
  equity interests' share
  of net income                               3,791,779        964,648
Minority interest share
 in net income:
  Brauvin High Yield Venture                       (626)        (1,644)
  Brauvin Funds Joint Venture                  (863,997)       (87,145)
Equity interest in:
  Brauvin Bay County Venture's
  net income                                         -           6,430
Income before adjustment to
  liquidation basis                           2,927,156        882,289
Adjustment to liquidation basis                      --        (57,338)
Net income                                   $2,927,156     $  824,951
Net income allocated to:
 General Partners                            $   58,543     $   20,624
 Limited Partners                            $2,868,613     $  804,327
Net income per unit outstanding
 (40,347 units outstanding)                  $    71.10     $    19.93

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

   See accompanying notes to consolidated financial statements

                BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

  BRAUVIN HIGH YIELD FUND L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which are subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, is the selling agent of the Partnership.

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 2000, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 2000. As of September 30, 2000, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

  The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2000, except as described in Notes 2,6, and 8.

  Consolidation of Joint Ventures

  Prior to August 7, 2000, the Partnership owned a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owned five Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owned a Scandinavian Health Spa. The accompanying financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts have been eliminated.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

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

  The original General Partners owe the Partnership $140,000 at
September 30, 2000 and December 31, 1999, relating to the
Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2000 and 1999 were as follows:

                                        2000                1999

Management fees                       $ 20,787            $ 32,642
Reimbursable operating expenses        295,175             150,918

  As of September 30, 2000, the Partnership was owed $26,091 for capital related items. In addition, as of September 30, 2000 the Partnership owed an affiliated entity $34,438 related to rent prorations. As of December 31, 1999, the Partnership made all payments to affiliates except for $4,782, related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 2000 and December 31, 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

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

  Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date         2000(a)   1999(b)     1998 (c)   1997(d) 1996
February 15     $19.8772  $24.9821   $     --   $20.1875 $22.3597
May 15           18.0928   22.4924    21.9087    18.8614  22.3597
August 15        14.9522   19.5858    14.7020    22.8662       --
November 15      16.6057   21.3147    26.3634    56.6001       --

         (a) The August 15, 2000 distribution does not include a return of capital of approximately $287.0484 per unit. The February 15, 2000 distribution does not include a return of capital of approximately $5.6014 per Unit. The May 15, 2000 distribution does not include a return of capital of approximately $41.3160 per Unit.

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

  As a result of the August, 2000, property sales, a return of capital distribution was made to the Limited Partners in the approximate amount of $11,582,000, which was not included in the table above.

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

  During the nine months ended September 30, 2000 and 1999, the General Partners and their affiliates earned management fees of $20,787 and $32,642 respectively.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties continues to be under contract to the affiliated purchaser. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

Results of Operations - Nine months ended September 30, 2000
(Liquidation Basis) and the period June 19, 1999 to September 30,
1999 (Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

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

  Further complicating comparisons between the various periods is the August 7, 2000 sale of all but two of the Partnership's properties.


Results of Operations - Three months ended September 30, 2000 and the three months ended September 30, 1999 (Liquidation Basis)

  Comparisons of the three month activity is complicated by the sale on August 7, 2000 of all but two of the Partnership's properties. The three month period ending September 30, 2000 primarily reflects income for June 1, 2000 thru August 7, 2000, while the period ended September 30, 1999 reflects the activity of all the Partnership's properties for the three month period.

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

                    DATE: November 16, 2000



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 16, 2000