Form 10-K
period 2000-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 2001-03-30
CIK 832775

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2000
                                or
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


Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on
                                          which registered

              None                              None


Securities registered pursuant to Section 12(g)of the Exchange Act:

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

                 BRAUVIN HIGH YIELD FUND L.P. II
                   2000 FORM 10-K ANNUAL REPORT
                              INDEX
                             PART I
            Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

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

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 33

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 40

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . 40

                             PART III

Item 10. Directors and Executive Officers of the Partnership 41

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 43

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 45

Item 13. Certain Relationships and Related Transactions. . . . . . . . 45

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 46

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48

                   BRAUVIN HIGH YIELD FUND II
                (a Delaware limited partnership)

                             PART I

Item 1.   Business.

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index.
The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units have been purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2000. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December 31, 2000, $2,886,915 have been repurchased by the Partnership from investors liquidating their investment and have been retired.

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

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger will not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

   Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

   On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

   In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727. Also, in January,
2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480.

   In 2000, an affiliated entity proposed purchasing all of the remaining Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties was sold in January 2001 to an affiliated purchaser. The Partnership continues to conduct certain environmental due diligence related to the last remaining property. The Partnership intends to liquidate this asset as soon as practical.

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

   The Partnership has no employees.

Market Conditions/Competition

   The Partnership has utilized its proceeds available for investment towards the acquisition of properties. Since the leases at certain of the Partnership's properties entitled the Partnership to participate in gross receipts of lessees above fixed minimum amounts, the success of the Partnership depended in part on the ability of those lessees to compete with similar businesses in their respective vicinities.

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

   Pursuant to the approval of the Special Master and the United
States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the remaining properties.

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

   On August 7, 2000 this property was sold for approximately
$460,000 less expenses of approximately $18,300 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,300.

   In June 1997, Ponderosa closed and vacated this restaurant. Ponderosa, in accordance with the lease, continued to pay rent and certain occupancy costs for this property. In September 1997, Ponderosa and the Partnership agreed to sub-lease this property to a local tenant. Ponderosa continued to remain responsible to the Partnership for all rent and certain occupancy expenses through the original lease term.

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

   Ponderosa closed this facility on May 26, 1997, but continued to pay rent to the Partnership per the terms of lease.

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

   In July 1995, Metromedia, the parent of Ponderosa, closed the Orchard Park, New York restaurant. In exchange for the closed Ponderosa, the Partnership agreed to accept the building and land underlying a Tony Roma's restaurant. The Tony Roma property is located at 3780 Towne Crossing Boulevard in Mesquite, Texas. The building, built in 1984, consists of 5,600 square feet situated on a 49,810 square foot parcel of land. The Tony Roma's restaurant provided additional base rent of approximately $2,000 per year plus percentage rents and future rent escalations upon exercise of lease renewals.

   On August 7, 2000 the Tony Roma property was sold for approximately $1,360,000 less expenses of approximately $42,800 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $545,400.

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

   On August 7, 2000 this property was sold for approximately
$435,000 less expenses of approximately $15,200 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $300.

   In June 1995, Metromedia, the parent of Ponderosa, closed the Joliet, Illinois Ponderosa with the intent of converting the site into a Bennigan's restaurant. Subsequently, Metromedia changed its position and with the approval of the Partnership subleased this space to Texas Steakhouse, Inc. In 1998, Texas Steakhouse closed this facility, but Ponderosa was still responsible to the Partnership under the terms of the original lease.

   In 2000, the Partnership received notice from the tenant that they had located a potential sublessee for this facility.

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

   On August 7, 2000 this property was sold for approximately
$556,000 less expenses of approximately $21,400 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,200.

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

   On August 7, 2000 this property was sold for approximately
$517,000 less expenses of approximately $20,800 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $3,200.

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

   On October 31, 1996, the Partnership's property was damaged by a fire. As a result of this casualty, Ponderosa terminated its lease at this property as of December 31, 1996. The Partnership contested this lease termination. Subsequent to the lease termination, no rents were received for this property.

   The Partnership received $199,452 in initial insurance proceeds to repair the fire damaged property. In addition, the Partnership received, in the first quarter of 1999, $50,000 in additional insurance proceeds.

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

   On August 7, 2000 this property was sold for approximately
$590,000 less expenses of approximately $21,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,300.

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

   On August 7, 2000 this property was sold for approximately
$652,000 less expenses of approximately $24,100 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,700.

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

   During the first quarter of 1999, Ponderosa closed this facility, but remained current on all of its lease obligations.

   On August 7, 2000 this property was sold for approximately
$713,000 less expenses of approximately $23,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,700.

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

Ponderosa Joint Venture:

   The Partnership had a 99% interest in a joint venture with an affiliated public real estate limited partnership that acquired the following six Ponderosas (the "Joint Venture"):

Louisville, Kentucky

   Unit 110 is located at 4801 Dixie Highway. The building, built in 1969, consists of 5,100 square feet situated on a 62,496 square foot parcel. The building was constructed utilizing wood siding over concrete block with flagstone.

   On August 7, 2000 this property was sold for approximately
$565,000 less expenses of approximately $17,900 to an affiliated party. This sale resulted in a gain to the Joint Venture of approximately $600.

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

   In September 1997, Ponderosa and the Joint Venture agreed to sub-lease this property to a local franchisee. Ponderosa continued to remain responsible to the Joint Venture for all rent and certain occupancy expenses through the original lease term.

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

   On August 7, 2000 this property was sold for approximately
$589,000 less expenses of approximately $22,000 to an affiliated party. This sale resulted in a loss to the Joint Venture of approximately $1,000.

Tipp City, Ohio

   Unit 785 is located at 135 South Garber. The building, built in 1980, consists of 6,080 square feet situated on a 53,100 square foot parcel. The building was constructed utilizing wood siding over concrete block.

   On August 7, 2000 this property was sold for approximately
$517,000 less expenses of approximately $17,800 to an affiliated party. This sale resulted in a gain to the Joint Venture of approximately $600.

   Ponderosa closed this facility on June 1, 1997, but continued to pay rent to the Partnership per the terms of lease.

   In April of 1999, the property was subleased to an operator of a sports bar concept through the remaining term of the original lease. The original tenant remained fully liable under the terms of the original lease through maturity.

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

   On August 7, 2000 this property was sold for approximately
$736,000 less expenses of approximately $24,100 to an affiliated party. This sale resulted in a gain to the Joint Venture of approximately $400.

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

   On August 7, 2000 this property was sold for approximately
$665,000 less expenses of approximately $20,900 to an affiliated party. This sale resulted in a loss to the Joint Venture of approximately $400.

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

   On August 7, 2000 this property was sold for approximately
$175,000 less expenses of approximately $10,900 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

   On August 7, 2000 this property was sold for approximately
$6,250,000 less expenses of approximately $133,400 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $1,693,000.

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

   On August 7, 2000 this property was sold for approximately
$303,000 less expenses of approximately $15,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,400.

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

   On August 7, 2000 this property was sold for approximately
$469,000 less expenses of approximately $21,200 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $3,100.

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

   On August 7, 2000 this property was sold for approximately
$520,000 less expenses of approximately $22,200 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,500.

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

   On August 7, 2000 this property was sold for approximately
$325,000 less expenses of approximately $15,400 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

   The lessee of the two Orlando Avis Lubes defaulted on its payment obligations under the lease in 1991 and in January 1992 vacated the properties. The Partnership continued to receive rent payments from the lessee, which Avis Lube, Inc. guaranteed to the Partnership until the lease expired in June 1996. Avis Lube, Inc. subleased the properties until June 1996 to an unaffiliated sublessee, Florida Express Lubes, Inc. The Partnership signed new leases with the sublessee to operate the properties, as lessee, which commenced on June 1, 1996. The leases were for a 14 year term. Base annual rent at 2699 Delaney Street is $48,000 and at 1625 South Conway Road was $54,000.

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

   On August 7, 2000 this property was sold for approximately
$350,000 less expenses of approximately $15,900 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $2,000.

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

   On August 7, 2000 this property was sold for approximately
$125,000 less expenses of approximately $10,000 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $100,000.

   During the fourth quarter of 1994, the Partnership executed a lease with a Dairy Queen franchisee. The lease was for a five year term and commenced February 1, 1995. Base rent was $2,500 per month with monthly percentage rent of 5% due after monthly sales exceed $37,500. The lease provided an option to renew for one five year period.

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

   On August 7, 2000 this property was sold for approximately
$625,000 less expenses of approximately $23,600 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $1,500.

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

   On August 7, 2000 this property was sold for approximately
$1,692,000 less expenses of approximately $86,400 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $533,000.

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

   On August 7, 2000 this property was sold for approximately
$1,702,000 less expenses of approximately $82,600 to an affiliated party. This sale resulted in a gain to the Partnership of approximately $572,300.

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

   In October 1996, a sub-tenant executed a second sub-lease with Chi-Chi's for the Clarksville, Tennessee property. This new sub-tenant (Loco Lupe of Clarksville, Tennessee) opened to the public on February 17, 1997. Foodmaker continued as the guarantor under terms of the second sub-lease.

   In January 1998, Loco Lupe of Clarksville, Tennessee was closed. However, Chi-Chi's continued to pay rent to the Partnership per the terms of lease.

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

                                            BRAUVIN HIGH YIELD FUND L.P. II
                                               SUMMARY OF OPERATING DATA
                                                   DECEMBER 31, 2000
                                                                                  2000
                                                       PERCENT OF       2000  PERCENT OF      LEASE
                                          PURCHASE      ORIGINAL      RENTAL    RENTAL    EXPIRATION   RENEWAL
        PROPERTIES (A)                     PRICE       UNITS SOLD     INCOME     INCOME      DATES     OPTIONS
51% OF 1 SCANDINAVIAN HEALTH SPA        $ 2,677,500       6.9%     $ 220,561       12.3%     2009   4 FIVE YEAR OPTIONS
99% OF 6 PONDEROSA RESTAURANTS (B)        5,628,150      14.5%       382,252       21.4%     2003   4 FIVE YEAR OPTIONS
TACO BELL RESTAURANT-LANSING, MI            381,200       1.0%        37,453        2.1%     2003   NONE
TACO BELL RESTAURANT-
 SCHOFIELD, WI (C)                          246,300       0.6%            --         --        --   NONE
14 PONDEROSA RESTAURANTS (D)(H)          12,269,992      31.5%       540,728       30.2%  2003-2004 2 FIVE YEAR OPTIONS
3 CHILDREN'S WORLD LEARNING CENTERS       2,368,922       6.1%       197,949       11.1%  2004-2009 2 FIVE YEAR OPTIONS
3 AVIS LUBE OIL CHANGE CENTERS            1,539,964       4.0%        76,967        4.3%     2010   2 TEN YEAR OPTIONS
HARDEE'S RESTAURANT-ST. JOHNS, MI(E)        897,348       2.3%        18,759        1.0%     2010   NONE
HARDEE'S RESTAURANT -
 ALBION, MI PROPERTY (F)                    883,477       2.3%            --         --        --   NONE
HARDEE'S RESTAURANT -
 NEWCASTLE, OK                              479,025       1.2%        35,895        2.0%     2010   2 TEN YEAR OPTIONS
BLOCKBUSTER VIDEO RENTAL                  1,100,000       2.8%        98,014        5.5%     2010   2 TEN YEAR OPTIONS
3 CHI-CHI'S RESTAURANTS (H)               3,369,000       8.6%       179,818       10.1%     2011   4 FIVE YEAR OPTIONS
26% OF 1 BLOCKBUSTER VIDEO STORE -
 CALLAWAY, FL (G)                           263,596       0.7%            --        0.0%     2006   3 FIVE YEAR OPTIONS
                                        $32,104,474      82.5%    $1,788,396      100.0%

<F1>
NOTE - THE FORMAT OF THIS SCHEDULE DIFFERS FROM THE INCOME STATEMENT OF THE PARTNERSHIP.
      THIS SCHEDULE ALLOCATES THE PARTNERSHIP'S SHARE OF PURCHASE PRICE AND RENTAL INCOME FROM EACH JOINT VENTURE.
(A) ON AUGUST 7, 2000, ALL OF THE PARTNERSHIP PROPERTIES WERE SOLD, WITH THE EXCEPTION OF TWO OF THE AVIS LUBES AND THE
PROPERTIES THAT WERE SOLD PREVIOUSLY (AS DETAILED BELOW).
(B) IN JANUARY 1998, THE JOINT VENTURE PARTNERSHIP SOLD PONDEROSA UNIT 850 LOCATED IN MANSFIELD, OH
(C) SOLD FEBRUARY 18, 1994
(D) IN APRIL 1998, THE PARTNERSHIP SOLD PONDEROSA UNIT 876 LOCATED IN SWEDEN, NEW YORK.  IN OCTOBER 1999, THE  PARTNERSHIP
SOLD FOUR PONDEROSA UNITS LOCATED IN APPLETON, WISCONSIN; ONEONTA, NEW YORK; MIDDLETOWN, NEW YORK AND EUREKA, MISSOURI.
(E) RELEASED TO DAIRY QUEEN FRANCHISEE.  LEASE COMMENCED FEBRUARY 1, 1995.
(F) IN JUNE 1999, THE PARTNERSHIP SOLD THIS PROPERTY
(G) IN DECEMBER 1999, THE PARTNERSHIP SOLD ITS JOINT VENTURE INTEREST.
(H) IN JANUARY 2000, THE PARTNERSHIP SOLD ONE CHI-CHI'S PROPERTY AND ONE PONDEROSA PROPERTY.


Risks of Ownership

   Prior to the disposition of the Partnership's property the possibility existed that the tenants were unable to fulfill their obligations pursuant to the terms of their leases, including making base rent payments to the Partnership. Such a default by the tenants or a premature termination of any one of the leases could have had an adverse effect on the financial position of the Partnership. In addition, the Partnership may have been unable to successfully locate substitute tenants due to the fact that various buildings had been designed or built primarily to house a specific operation. Thus the Partnership properties may not have been readily marketable to a new tenant without substantial capital improvements or remodeling. Such improvements may have required expenditure of Partnership funds otherwise available for distribution.

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

Item 4. Submission of Matters To a Vote of Security Holders.

  None.

                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

   At December 31, 2000, there were approximately 2,639 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

   Cash distributions to Limited Partners for 2000, 1999 and 1998 were $16,280,010, $7,225,048, and $3,906,893, respectively.
Included in the cash distributions for 2000, 1999 and 1998 are return of capital distributions of $13,474,720, $3,652,700 and $1,354,535, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. See Item 7. Since the Transaction was not consummated the General Partners decided to distribute part of the net earnings earned during the time period after August 1996 to the Limited Partners. Included in the February 15, 1999 distribution was approximately $184,000 related to this time period.


Item 6.   Selected Financial Data.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
            Years Ended December 31, 2000, 1999 and 1998

                                     2000         1999(e)         1998

Selected Income Statement Data:
  Rental Income (a)                $2,004,169   $3,998,616    $4,070,823
  Interest Income                     289,018       82,937       116,702

  Net Income                        2,498,403    1,244,665       968,545

  Net Income Per Unit (b)          $    60.68   $    30.08    $    23.41

Selected Balance Sheet Data:
  Cash and Cash Equivalents        $5,315,759  $ 1,160,591    $1,585,830

Land and Buildings                         --                 32,260,654
Real estate held for sale             589,495   23,203,800
  Total Assets                      6,380,861   24,963,925    28,471,346

  Cash Distributions to
  Limited Partners (c)(d)           2,805,290    3,782,348     2,552,358

  Cash Distributions to Limited
  Partners Per Unit (b)(d)        $     69.53  $     93.75    $    63.26


         (a) This includes $0, $2,777, and $67,563 of non-cash income related to the change in the deferred rent receivable balance for 2000, 1999 and 1998, respectively.

         (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

         (c) This includes $8,815 and $11,521 paid to various states for income taxes on behalf of all Limited Partners for the years
       1999 and 1998, respectively.

         (d) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 2000, 1999 and 1998 of $13,474,720, $3,652,700 and $1,354,535,
       respectively which is $333.97, $90.53 and $33.57 per unit, respectively.

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


Item 6.     Selected Financial Data - continued.


                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
               Years Ended December 31, 1997 and 1996

                                           1997               1996
Selected Income Statement Data:
      Rental Income (a)                   $4,239,915       $4,130,302
      Interest Income                        161,260           93,923

      Net Income                           2,677,113        1,824,011

      Net Income Per Unit (b)             $    65.78       $    45.23

Selected Balance Sheet Data:
      Cash and Cash Equivalents           $1,198,267       $2,413,914

      Land and Buildings                  35,401,164       35,401,164

      Total Assets                        31,464,133       33,290,582

      Cash Distributions to
    Limited Partners (c)                   4,787,596        1,814,767

      Cash Distributions to Limited
    Partners Per Unit (b)                 $   118.66       $    45.00

         (a) This includes $67,561 and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1997 and 1996, respectively.

         (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional Units were purchased through the Plan.

         (c) This includes $10,278 and $9,060 paid to various states for income taxes on behalf of all Limited Partners for the years
       1997 and 1996, respectively.

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

   Until the November 6, 1996 proxy solicitation process began, the Plan raised $4,059,178, from Limited Partners investing their distributions of Operating Cash Flow in additional Units. As of December 31, 2000, Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired.

   The Partnership purchased the land and buildings underlying seven Ponderosa restaurants in 1988, and owned a 99% equity interest in an affiliated joint venture formed in 1988 which purchased the land and buildings underlying six Ponderosa restaurants. In 1989, the Partnership purchased the land and buildings underlying two Taco Bell restaurants, formed a 51% equity interest in an affiliated joint venture which purchased a Scandinavian Health Spa and purchased the land and buildings underlying seven additional Ponderosa restaurants. In 1990, the Partnership purchased the land and buildings underlying three Children's World Learning Centers, three Hardee's restaurants, one Blockbuster video store and three Avis Lubes. The Partnership purchased three Chi-Chi's restaurants in 1991.

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

   In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty Reserve previously paid to them. At December 31, 2000, 1999 and 1998, $140,000 was due from the original General Partners related to the Distribution Guaranty.

   Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
    Date          2000(a)   1999(b)     1998 (c)   1997(d) 1996
February 15      $19.8773  $24.9821  $     --   $20.1875  $22.3597
May 15            18.0928   22.4924   21.9087    18.8614   22.3597
August 15         14.9522   19.5858   14.7020    22.8662        --
November 15       16.6057   21.3147   26.3634    56.6001        --

     (a) The August 15, 2000 distribution does not include a return of capital of approximately $287.0484 per unit. The May 15, 2000 distribution does not include a return of capital of approximately $41.3160 per Unit. The February 15, 2000 distribution does not include a return of capital of approximately $5.6013 per Unit.

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

   During the years ended December 31, 2000, 1999 and 1998 the General Partners and their affiliates earned management fees of $23,424, $39,857, and $40,657, respectively. In January 1999, the
Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1998. As a result of the August 7, 2000 sale the General Partners were paid a distribution in the amount of $109,535.

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger will not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

   Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnerships' retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

   On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

   In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727. Also, in January,
2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480.

   In 2000, an affiliated entity proposed purchasing all of the remaining Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties was sold in January 2001 to an affiliated purchaser. The Partnership continues to conduct certain environmental due diligence related to the last remaining property. The Partnership intends to liquidate this asset as soon as practical.

Results of Operations - Year ended December 31, 2000 (Liquidation
Basis) and the period June 19, 1999 to December 31, 1999
(Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

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

Results of Operations - For the period January 1, 1999 to June 18, 1999 (Going Concern Basis) and the period June 19, 1999 to December 31, 1999 (Liquidation Basis) and the year ended December 31, 1998
(Going Concern Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June
18, 1999 have been prepared on a liquidation basis.

   Comparisons between the various periods are complicated by the change in the basis of the financial statements, however, significant changes between the going concern basis of accounting and the liquidation basis of accounting are detailed above.

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

   Impact of Inflation

   Since all but two of the Partnership's original property holdings have been sold, the Partnership has some nominal risk associated with inflation. This risk is the result of the timing of the final distribution to the Limited Partners.

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

         Mr. Jerome J. Brault . . . . Chairman of the Board of
                                 Directors, President and Chief
                                 Executive Officer

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

   The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

   MR. JEROME J. BRAULT (age 67) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 40) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

Item 11. Executive Compensation.

   (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner and its affiliates as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distribution of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-10 to A-15 of the Agreement, attached as Exhibit A to the Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Note 4 of the Notes to the Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

   The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 2000, 1999 or 1998.

   As described in Item 7, the General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 2000, 1999, and 1998, $140,000 was due from the
General Partners related to the Distribution Guaranty.

   An affiliate of the General Partners provides leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $23,424, $40,814, and $40,477 in 2000, 1999 and 1998, respectively, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h & i)  Not applicable.

(j)      Compensation Committee Interlocks and Insider
         Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)      Not applicable.

(l)      Not applicable.

         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2000, 1999 and 1998:

                                          2000       1999       1998

Management fees                         $ 20,789  $  39,857  $  40,657
Reimbursable operating expenses          300,675    188,618    161,072

   As of December 31, 2000, the Partnership has made all payments to affiliates except for $23,262 related to real estate taxes to be reimbursed to the affiliated purchaser. As of December 31, 1999 and 1998 the Partnership made all payments to affiliates except for $2,635 and $3,592, respectively related to management fees.

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

             (c) The original General Partners owe the Partnership, at December 31, 2000, 1999 and 1998, approximately $140,000.

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

     (b)  Form 8-K.
     None.

     (c) An annual report for the fiscal year 2000 will be sent to the Limited Partners subsequent to this filing.



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





DATED: March 30, 2001

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . F-2

Consolidated Financial Statements:

Consolidated Statements of Net Assets in Liquidation
as of December 31, 2000 (Liquidation Basis) and
December 31, 1999 (Liquidation Basis). . . . . . . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2000
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations for the year ended
December 31, 2000 (Liquidation Basis), for the period
June 19, 1999 to December 31, 1999 (Liquidation Basis),
for the period January 1, 1999 to June 18, 1999
(Going Concern Basis) and the year ended December 31, 1998
(Going Concern Basis)  . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the year ended
December 31, 1998 (Going Concern Basis). . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . F-7

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 2000. . . . . . . . . . . . . . . . . F-26

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.

INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the accompanying consolidated financial statements of Brauvin High Yield Fund L.P. II, as of December 31, 2000, and for the years ended December 31, 2000, 1999 and 1998 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries, at December 31, 2000, and the results of their operations for the years ended December 31, 2000, 1999 and 1998 and their cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche
Chicago, Illinois
February 16, 2001

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
            DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                      December 31, 2000   December 31,1999

ASSETS

Real estate held for sale                   $   589,495      $23,203,800
Cash and cash equivalents                     5,315,759        1,160,591
Restricted cash                                 326,057          310,785
Rent receivable                                   9,550          148,749
Due from General Partners (Note 4)              140,000          140,000
   Total Assets                             $ 6,380,861      $24,963,925

LIABILITIES
Accounts payable and accrued
  expenses                                  $   444,861      $   400,573
Rent received in advance                             --           36,968
Due to an affiliate (Note 4)                     23,262            2,635
Deferred gain on sale of property                72,060        2,541,216
Reserve for estimated liquidation
             costs                              174,200          174,200
Tenant security deposits                          1,116           58,607
   Total Liabilities                            715,499        3,214,199

MINORITY INTEREST:
Brauvin High Yield Venture                           --           15,543
Brauvin Funds Joint Venture                          --        2,177,679

    Net Assets in Liquidation               $ 5,665,362      $19,556,504













   See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
           PERIOD JUNE 19, 1999 TO DECEMBER 31, 1999

Net Assets June 19, 1999                    $24,898,268

Income from operations                        1,864,433

Gain on sale of property                        498,713

Minority interest share of
  loss from Joint Ventures                       64,740

Equity interest in Brauvin
  Bay County Venture net loss                   (19,983)

Limited Partners operating
  distributions (a)                          (1,650,243)

Return of capital distributions
  to Limited Partners (b)                    (3,652,700)

Adjustment to liquidation basis              (2,446,724)

Net Assets in Liquidation
at January 1, 2000                            19,556,504

Income from operations                         1,879,457

Gain on sale of property                       3,881,003

Minority interest in share of
  income from Joint Ventures                  (1,039,181)

Operating distributions to Limited
  Partners (a)                                (2,805,290)

Operating distributions to General
  Partners                                      (109,535)

Return of capital distributions
  to Limited Partners (b)                    (13,474,720)

Adjustment to liquidation basis               (2,222,876)

Net Assets in Liquidation
at December 31, 2000                         $ 5,665,362


(a) Operating distributions are approximately $40.9013 per Unit.
(b) Return of capital distributions are approximately $90.5321 per Unit.
(c) Operating distributions are approximately $69.5280 per Unit.
(d) Return of capital distributions are approximately $333.9657 per Unit.



         See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Liquidation Basis)     (Going Concern Basis)
                       Year Ended   June 19, 1999  January 1,    For the year
                       December 31,  to December    1999 to    Ended December
                           2000       31, 1999    June 18, 1999    31, 1998

INCOME
Rental                   $2,004,169  $1,985,016    $2,013,600    $4,070,823
Interest                    289,018      47,468        35,469       116,702
Other                       129,688         706        67,075         4,134
        Total income      2,422,875   2,033,190     2,116,144     4,191,659
EXPENSES
General and administrative  449,385      80,229       193,806       349,764
Management fees (Note 4)     20,789      19,129        20,728        40,657
Amortization of deferred
 organization costs and
 other assets                    --          --         1,306         5,089
Depreciation                     --          --       317,477       667,467
Transaction costs (Note 7)   73,244      69,399       187,552       288,985
Valuation fees                   --          --            --       184,500
Impairment(Note 6)               --          --            --     1,306,000
        Total expenses      543,418     168,757       720,869     2,842,462
Income before gain (loss) on
   sale of property and minority
   interest and equity interests'
   share of net income    1,879,457   1,864,433     1,395,275     1,349,197

Gain(loss)on sale of
property                  3,881,003     498,713        25,108      (110,741)

Income before minority interest
   and equity interest's share in
   net income             5,760,460   2,363,146     1,420,383     1,238,456

Minority interest's share
 in Joint Venture
 net loss (income):
   Brauvin High Yield Venture   598        (353)       (2,615)       (1,424)
   Brauvin Funds Joint
     Venture             (1,039,779)     65,093      (145,581)     (290,904)

Total minority interest's share
     in net (income)
     loss                (1,039,181)     64,740      (148,196)     (292,328)
Equity interest in:
   Brauvin Bay County Venture's
   net (loss) income             --     (19,983)       11,299        22,417

Income before adjustment
 to liquidation basis     4,721,279   2,407,903     1,283,486       968,545
Adjustment to
 liquidation basis       (2,222,876) (2,446,724)           --            --
Net income (loss)       $ 2,498,403  $  (38,821)   $1,283,486    $  968,545
Net income (loss) allocated to:
   General Partners     $    62,460  $     (970)   $   32,087    $   24,214
   Limited Partners     $ 2,435,943  $  (37,851)   $1,251,399    $  944,331
Net (loss) income per
   Unit outstanding (a) $     60.68  $    (0.94)   $    31.02    $    23.41

     (a) Net income per Unit is based on the average Units outstanding during the year since they were of varying dollar amounts and percentages based upon the dates Limited Partners were admitted to the Partnership and additional units were purchased through the distribution reinvestment plan (the "Plan").


          See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the year ended December 31, 1998
                     (Going Concern Basis)

Cash Flows From Operating Activities:
Net income                                                 $968,545
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                               672,556
Provision for impairment                                  1,306,000
Loss on sale of property                                    110,741
Minority interest's share of income:
 Brauvin High Yield Venture                                   1,424
 Brauvin Funds Joint Venture                                290,904
Equity interest share of income
 from Brauvin Bay County Venture                            (22,417)
Changes in:
 Rent receivable                                              3,352
 Deferred rent receivable                                   (67,563)
 Other assets                                                     3
 Accounts payable and accrued expenses                      211,783
 Rent received in advance                                   (14,984)
 Due to affiliate                                               180
 Tenant security deposits                                    (2,089)
Net cash provided by operating activities                 3,458,435

Cash Flows From Investing Activities:
Proceeds from sale of property                            1,354,538
Change in undisbursed insurance proceeds                   (199,452)
Distributions from Brauvin Bay County Venture                23,140
Net cash provided by investing activities                 1,178,226

Cash Flows From Financing Activities:
Return of capital to Limited Partners                    (1,354,535)
Cash distributions to Limited Partners                   (2,552,358)
Cash distribution to General Partners                       (19,800)
Return of capital to minority interest
 Brauvin High Yield Venture                                  (7,505)
Cash distribution to minority interest:
 Brauvin High Yield Venture                                  (6,200)
 Brauvin Funds Joint Venture                               (308,700)
Net cash used in financing activities                    (4,249,098)
Net increase in cash and cash equivalents                   387,563
Cash and cash equivalents at beginning of year            1,198,267
Cash and cash equivalents at end of year                 $1,585,830

  See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the years ended December 31, 2000, 1999 and 1998

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

   The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 2000, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 2000. As of December 31, 2000, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

   The Partnership acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, one Blockbuster Video store, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a Blockbuster Video store, respectively. In 1995, the Partnership and Metromedia, the parent of Ponderosa Restaurants, exchanged one of the Ponderosa restaurants for a Tony Roma's restaurant.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties. The Partnership continues to conduct certain environmental studies related to the Partnership's remaining property.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Basis of Presentation

  As a result of the settlement agreement (see Note 7) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

  The Partnership records an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2000, except as described in Notes 2,6, and 8.

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

  Restricted Cash

  Per the terms of the settlement agreement (see Note 7) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement. On November 29, 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 2000 and December 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties. The Partnership continues to conduct certain environmental studies related to the Partnership's remaining property.

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

  The original General Partners owe the Partnership $140,000 at
December 31, 2000 and December 31, 1999, relating to the
Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                             2000             1999             1998

Management fees             $ 20,789         $ 39,857        $ 40,657
Reimbursable operating
  expenses                   300,675          188,618         161,072

  As of December 31, 2000 the Partnership owed an affiliated entity $23,262 related to real estate tax prorations. As of December 31, 1999 and 1998, the Partnership made all payments to affiliates except for $2,635 and $3,592 respectively, related to management fees.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 30, 2000, 1999 and 1998, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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


(7) MERGER AND LITIGATION

    Merger

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger will not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

   Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnerships' retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnerships' properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners have agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners will be released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit. Part of this indemnification and release will be contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

   On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subject to certain contingencies and was subsequently rejected by the potential purchaser.

   In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for $368,727. Also, in January,
2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480.

   In 2000, an affiliated entity proposed purchasing all of the remaining Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties was sold in January 2001 to an affiliated purchaser. The Partnership continues to conduct certain environmental due diligence related to the last remaining property. The Partnership intends to liquidate this asset as soon as practical.

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

(8) SALE OF PARTNERSHIP ASSETS

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for a net amount of approximately $369,000 resulting in a decrease in the real estate held for sale in the amount of approximately $387,000 and a loss on sale of property in the amount of approximately $26,000. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for a net amount of approximately $1,296,000 resulting in a decrease in the real estate held for sale in the amount of approximately $1,264,000, a gain on the sale of property of approximately $500,000, and a reduction in deferred gain of approximately $506,000.

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


  The following are condensed financial statements for the Brauvin Bay County Venture:

                   BRAUVIN BAY COUNTY VENTURE

                                         December 31,     December 31,
                                            1999            1998

Land and buildings, net                       --         $1,033,942
Other assets                                  --             17,330
                                              --         $1,051,272

Liabilities                                   --             $4,296
Partners' capital                             --          1,046,976
                                              --         $1,051,272

                            Liquidation Basis     Going Concern Basis
                         June 19, 1999   January 1,          Years Ended
                        to December 30,   1999 to           December 31,
                              1999      June 18, 1999      1998       1999

Rental and other income       $ 56,473     $54,625       $110,782    $109,985

Expenses:
 Depreciation                       --       8,823         17,646      17,689
 Management fees                   501         794          1,079       1,178
 Operating and
  administrative                 2,042       1,550          5,838      20,014
 Loss on sale
  of property                  130,788          --             --          --
                               133,331      11,167         24,563      38,881

Net (loss) income             $(76,858)    $43,458       $ 86,219    $ 71,104

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

(11) LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancellable operating leases.

  The Partnership sold its remaining property under lease to an affiliate in January 2001, therefore, a presentation of a five year minimum rent schedule is inappropriate.

(12) SUBSEQUENT EVENTS

Property Sale:

  In January, 2001 an affiliated party purchased the Avis Lube located in Conway for $275,000.

Release of Restricted Cash:

  Pursuant to the settlement agreement on November 29, 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.


                                                       SCHEDULE III
                                              BRAUVIN HIGH YIELD FUND L.P. II
                                             (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 2000
                                                                              Gross Amount at Which Carried
                                                 Initial Cost                   at  Close of Period
                                                                                                    Real
                                                   Buildings     Cost of             Buildings    Estate
                                                      and        Subsequent             and      Held for  Accumulated      Date
    Description        Encumbrances (c)     Land  Improvements  Improvements  Land  Improvements  Sale    Depreciation (b) Acquired
Ponderosas - BHYF II           $0     $ 3,907,384     $9,117,233  $0     $3,420,437  $7,981,017  $      0  $2,470,027    9/88-11/89
Ponderosas - BHYV               0       1,810,770      4,225,129   0      1,413,165   3,297,387         0   1,060,653      9/88
Taco Bell                       0         128,236        299,218   0        128,236     299,218         0      89,349      1/89
Scandinavian
 Health Spa-BFJV                0       1,657,861      3,868,342   0      1,657,861   3,868,342         0   1,095,039      7/89
Children's World
 Learning Centers               0         771,140      1,799,327   0        771,140   1,799,327         0     461,797    1/90-9/90
Hardee's Restaurants            0         729,798      1,702,861   0        265,219     618,845         0     219,296    5/90-7/90
Avis Lubes                      0         507,620      1,184,448   0        507,620   1,184,448   589,495     304,347    6/90-8/90
Blockbuster Video Store         0         354,644        827,501   0        354,644     827,501         0     209,999      9/90
Chi-Chi's Restaurants           0       1,408,671      2,150,981   0      1,408,671   2,150,981         0     649,718      3/91
Adjustment to
 liquidation basis              0               0              0   0     (9,926,993)(22,027,066)        0  (6,560,225)
                               $0     $11,276,124    $25,175,040  $0    $         0 $         0  $589,495  $        0

<F1>
NOTES:
           (a)  The cost of this real estate is $34,616,656 for tax purposes (unaudited).  The buildings are depreciated over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1990.
           (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:


                                                  SCHEDULE III - continued
                                               BRAUVIN HIGH YIELD FUND L.P. II
                                              (a Delaware limited partnership)

        Real estate                                       2000              1999             1998
        Balance at beginning of year                  $23,203,800       $32,260,654      $35,401,164
        Adjustment to liquidation basis                (2,222,876)       (1,779,679)              -
        Property sales                                (20,391,429)       (7,277,175)      (1,834,510)
           Subtractions - land and buildings(d)                                  --       (1,306,000)

        Balance at end of year                        $   589,495       $23,203,800      $32,260,654


        Accumulated depreciation                          2000               1999            1998

        Balance at beginning of year                          $--       $ 6,364,451     $  6,066,215
        Property sales                                         --          (121,703)        (369,231)
        Provision for depreciation                             --           317,477          667,467
        Adjustment to liquidation basis                                  (6,560,225)               -

        Balance at end of year                                $--       $        --     $  6,364,451

<F2>
      (c)  Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.
      100% of the land and buildings were paid for with funds contributed by the Limited Partners.
      (d)  The 1998 amount reflects a provision for impairment of land of $391,800 and buildings of $914,200, related to
      Ponderosas, Brauvin High Yield Fund Ponderosas, and Hardee's.

                           EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 2000

                          EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

          For the fiscal year ended December 31, 2000


 Exhibit (21)    Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                         Illinois

Brauvin Funds Joint Venture                        Illinois