Form 10-Q
period 2001-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 2001-05-24
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 2001

                                or

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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I  Financial Information

Item 1. Consolidated Financial Statements. . . . . . .          3

        Consolidated Statements of Net Assets in Liquidation
     as of March 31, 2001 and December 31, 2000
     (Liquidation Basis) . . . . . . . . . . . . . . .          4

        Consolidated Statement of Changes in Net Assets
     in Liquidation for the period January 1, 2001 to
     March 31, 2001 (Liquidation Basis). . . . . . . .          5

        Consolidated Statement of Changes in Net Assets
     in Liquidation for the period January 1, 2000 to
     March 31, 2000 (Liquidation Basis). . . . . . . .          6

        Consolidated Statements of Operations for the three
     months ended March 31, 2001 and March 31, 2000
     (Liquidation Basis) . . . . . . . . . . . . . . .          7

     Notes to Consolidated Financial Statements. . . .          8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . .         20

Item 3. Quantitative and Qualitative Disclosures about
     Market Risk . . . . . . . . . . . . . . . . . . .         23

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . .         24

Item 2. Changes in Securities. . . . . . . . . . . . .         24

Item 3. Defaults Upon Senior Securities. . . . . . . .         24

Item 4. Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . .         24

Item 5. Other Information. . . . . . . . . . . . . . .         24

Item 6. Exhibits and Reports on Form 8-K . . . . . . .         24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .         25

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 2000 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of March 31, 2001, Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                               March 31,    December 31,
                                                   2001         2000
ASSETS
Real estate held for sale                       $  319,310    $  589,495
Cash and cash equivalents                        5,545,619     5,641,816
Rent receivable                                         --         9,550
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                  $6,004,929    $6,380,861

LIABILITIES:
Accounts payable and accrued
 expenses                                       $  114,245    $  444,861
Due to affiliates                                   10,465        23,262
Deferred gain of sale of real estate                72,060        72,060
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                                --         1,116
  Total Liabilities                                370,970       715,499


Net Assets in Liquidation                       $5,633,959    $5,665,362





   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO March 31, 2001
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                                      $5,665,362

Loss from operations                                      (31,403)

Net Assets in Liquidation at
  March 31, 2001                                       $5,633,959




  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO March 31, 2000
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2000                                     $19,556,504

Income from operations                                    759,556

Gain on sale of property                                  473,701

Minority interest in share of income
from Joint Venture                                        (83,208)

Operating distribution to
 Limited Partners (a)                                    (802,000)

Return of capital distribution
 to Limited Partners (b)                                 (226,000)

Adjustment to liquidation basis                        (2,157,159)

Net Assets in Liquidation at
  March 31, 2000                                      $17,521,394


(a) Operating distributions were $19.8777 per Unit.
(b) Return of capital distributions were $5.6014





  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31,
                      (Liquidation Basis)
                          (Unaudited)


INCOME:                                            2001          2000
Rental                                         $    682    $   834,466
Interest                                         83,578         34,060
Other                                             2,843         31,876
     Total income                                87,103        900,402

EXPENSES:
General and administrative                       97,221         74,023
Management fees (Note 4)                             --          9,319
Transaction costs (Note 6)                       16,292         57,504
     Total expenses                             113,513        140,846

(Loss) income before loss or gain
  on sale of property and minority
  and equity interests' share
  of net income                                 (26,410)       759,556
(Loss) gain on the sale of property              (4,993)       473,701
(Loss) income before minority
    interests' share
    of net income                               (31,403)     1,233,257
Minority interest share
 in net income (loss):
  Brauvin High Yield Venture                         --          2,528
  Brauvin Funds Joint Venture                        --        (85,736)

(Loss) income before adjustment to
  liquidation basis                             (31,403)     1,150,049
Adjustment to liquidation basis                      --     (2,157,159)
Net loss                                       $(31,403)   $(1,007,110)
Net loss allocated to:
 General Partners                              $   (628)   $   (20,142)
 Limited Partners                              $(30,775)   $  (986,968)
Net loss per unit outstanding
 (40,347 units outstanding)                    $   (.76)   $    (24.46)


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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

  Investment in Real Estate

  Prior to their sale and to the conversion from the going concern basis of accounting to the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, net of impairment. Depreciation expense was computed on a straight-line basis over approximately 35 years.

  The Partnership recorded an impairment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that is other than temporary.

  Consolidation of Joint Ventures

  Prior to August 7, 2000, the Partnership owned a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owned five Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owned a Scandinavian Health Spa. The accompanying financial statements as of and for the three months ended March 31, 2000 consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts were eliminated.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Restricted Cash

  Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that will be restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement. On November 29, 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2000. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  On June 18, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in net assets of $2,446,724.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. The Partnership sold one of the two remaining properties to an affiliate in January 2001.

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

  The original General Partners owe the Partnership $140,000 at
March 31, 2001 and December 31, 2000, relating to the Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                   2001                2000

Management fees                  $    --             $ 9,319
Reimbursable operating
  expenses                        24,610              45,160

  As of March 31, 2001, the Partnership made all payments to affiliates except for $10,465 related to real estate tax, and other prorations. As of December 31, 2000 the Partnership owed an affiliated entity $23,262 related to real estate tax prorations.

  The Partnership sold one of the two remaining properties to an affiliate in January 2001 for a contract price of $275,000.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At March 31, 2001 and December 31, 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

    Because of the rulings of the District Court, as described below, it was not possible for the Merger to be consummated.


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

(7) SALE OF PARTNERSHIP ASSETS

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties was sold in January, 2001. The proposed purchaser continues to conduct certain environmental due diligence related to this property.

(8) ENVIRONMENTAL REMEDIATION EXPENSE

  In connection with the Merger (see Note 6), the Partnership has undertaken environmental studies of potentially affected properties. Three of the Partnership's properties have been identified by the environmental study as having a potential environmental issue. On all of the sites a remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership had accrued its best estimate of the costs that will be incurred to complete the environmental remediation at one of the properties which was sold in August 2000 and one that was sold in January 2001. The one remaining site requires further review and at this time the Partnership is unable to estimate the potential costs to complete the environmental remediation.

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

  On November 19, 1999, the United States District Court for the Northern District of Illinois approved a bid for the sale of the Partnership's Assets in an amount of approximately $20,242,700. This bid was subsequently rescinded by the potential purchaser.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's Assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties resulting in net proceeds to the Partnership of approximately $16,868,000. The Partnership sold one of the remaining properties to an affiliate in January 2001 for a contract price of $275,000.

  The Special Master approved total reserves for the Partnership in the amount of $5.177 million or $128.31 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will be ultimately be distributed to investors will depend on several factors not known at this time; however, to the extent there are unused amounts remaining at the end of the reserve period, they will be distributed to investors. We anticipate the reserve period will be a minimum three years.

  In the third quarter of 2000, the Partnership distributed
$11,582,000 (or $287.05 per Unit) from the sale of the assets.

  The amount and timing of future distributions will be a function of the amount of legal fees paid to the class action plaintiffs' lawyers and the amount of unused reserves. We anticipate a ruling from the Court on the amount of the legal fees by late in the second quarter or early in the third quarter of 2001.

  Below is a table summarizing the recent historical data for distribution rates per unit:

Distribution
    Date                   2001      2000(a)     1999(b)
February 15                 --     $19.8773     $24.9821
May 15                      --      18.0928      22.4924
August 15                           14.9522      19.5858
November 15                         16.6057      21.3147

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

         During the three months ended March 31, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $9,319, respectively, and did not receive any Operating Cash Flow distributions for the three months ended March 31, 2001 and 2000.

Results of Operations - Three months ended March 31, 2001
(Liquidation Basis) and the three months ended March 31, 2000
(Liquidation Basis)

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

  The Partnership had a net loss of $31,000 for the three months ended March 31, 2001 compared to a net loss of $1,007,000 for the three months ended March 31, 2000 a decrease in net loss of $976,000. The decrease in net loss is primarily the result of the adjustment to liquidation basis of $2,157,000 that was recorded during the 2000 period, net of the change in operating income as discussed in the following paragraphs.

  Total income was $87,000 for the three months ended March 31, 2001 compared to $900,000 for the three months ended March 31, 2000 a decline of $813,000. The decline in rental and other income relates to the Partnerships sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $114,000 for the three months ended March 31, 2001 compared to $141,000 for the three months ended March 31, 2000 a decrease of $27,000. The primary reason for the change in expenses relate to a decline in transaction costs of $41,000.

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

                    DATE: May 23, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 23, 2001