Form 10-Q
period 2001-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 2001-08-14
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 2001

                                or

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

                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I   Financial Information

Item 1. Consolidated Financial Statements. . . . . . .          3

     Consolidated Statements of Net Assets in Liquidation
     as of June 30, 2001 and December 31, 2000
     (Liquidation Basis) . . . . . . . . . . . . . . .          4

     Consolidated Statement of Changes in Net Assets
     in Liquidation for the period January 1, 2001 to
     June 30, 2001 (Liquidation Basis) . . . . . . . .          5

     Consolidated Statement of Changes in Net Assets
     in Liquidation for the period January 1, 2000 to
     June 30, 2000 (Liquidation Basis) . . . . . . . .          6

     Consolidated Statements of Operations for the six
     months ended June 30, 2001 and June 30, 2000
     (Liquidation Basis) . . . . . . . . . . . . . . .          7

     Consolidated Statements of Operations for the three
     months ended June 30, 2001 and June 30, 2000
     (Liquidation Basis) . . . . . . . . . . . . . . .          8

     Notes to Consolidated Financial Statements. . . .          9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . .         21

Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk . . . . . . . . . . . . . . . . . . .         24

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . .        25

Item 2.  Changes in Securities. . . . . . . . . . . . .        25

Item 3.  Defaults Upon Senior Securities. . . . . . . .        25

Item 4.  Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . .       25

Item 5.  Other Information. . . . . . . . . . . . . . .        25

Item 6.  Exhibits and Reports on Form 8-K . . . . . . .        25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .         26

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 2000 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2001 and June 30, 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form
10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                                 June 30,    December 31,
                                                    2001         2000
ASSETS
Real estate held for sale (Note 2)              $  319,310    $  589,495
Cash and cash equivalents                        5,539,887     5,315,759
Restricted cash                                                  326,057
Rent receivable                                         --         9,550
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                   5,999,197     6,380,861

LIABILITIES:
Accounts payable and accrued
 expenses                                           72,999       444,861
Due to affiliates                                       --        23,262
Deferred gain of sale of real estate                72,060        72,060
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                                --         1,116
  Total Liabilities                                319,259       715,499


Net Assets in Liquidation                       $5,679,938    $5,665,362



   See accompanying notes to consolidated financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                                      $5,665,362

Income from operations                                     19,569

Loss on sale of property                                   (4,993)

Net Assets in Liquidation at
  June 30, 2001                                        $5,679,938







  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2000 TO JUNE 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2000                                     $19,556,504

Income from operations                                  1,402,258

Gain on sale of property                                  473,701

Minority interest in share of income
from Joint Venture                                       (171,458)

Operating distribution to
 Limited Partners (a)                                  (1,532,001)

Return of capital distribution
 to Limited Partners (b)                               (1,893,001)

Adjustment to liquidation basis                        (2,222,876)

Net Assets in Liquidation at
  June 30, 2000                                       $15,613,127


(a) Operating distributions were $37.9706 per Unit.
(b) Return of capital distributions were $46.9180








  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                      (Liquidation Basis)
                          (Unaudited)


INCOME:                                          2001          2000
Rental                                         $    682    $ 1,660,991
Interest                                        147,311         63,722
Other                                            12,335         32,198
     Total income                               160,328      1,756,911

EXPENSES:
General and administrative                      119,701        257,296
Management fees (Note 4)                             --         17,988
Environmental Remediation Expense                    --         10,000
Transaction costs (Note 6)                       21,058         69,369
     Total expenses                             140,759        354,653

Income before loss or gain
  on sale of property and minority
  and equity interests' share
  of net income                                  19,569      1,402,258
(Loss) gain on the sale of property              (4,993)       473,701
Income before minority interests'
  share of net income                            14,576      1,875,959
Minority interest share
 in net loss (income):
  Brauvin High Yield Venture                         --          1,244
  Brauvin Funds Joint Venture                        --       (172,702)
Total minority interests' share
  in net income                                      --       (171,458)
Income before adjustment to
  liquidation basis                              14,576      1,704,501
Adjustment to liquidation basis                      --     (2,222,876)
Net income (loss)                              $ 14,576    $  (518,375)
Net income (loss) allocated to:
 General Partners                              $    364    $   (12,959)
 Limited Partners                              $ 14,212    $  (505,416)
Net income (loss) per unit
  outstanding
  (40,347 units outstanding)                   $    .35    $    (12.53)

  See accompanying notes to consolidated financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                      (Liquidation Basis)
                          (Unaudited)


INCOME:                                           2001          2000
Rental                                         $     --      $ 826,525
Interest                                         63,733         29,662
Other                                             9,492            322
     Total income                                73,225        856,509

EXPENSES:
General and administrative                       22,480        183,273
Management fees (Note 4)                             --          8,669
Environmental Remediation Expense                    --         10,000
Transaction costs (Note 6)                        4,766         11,865
     Total expenses                              27,246        213,807

Income before minority interests'
  share of net income                            45,979        642,702
Minority interest share
 in net income:
  Brauvin High Yield Venture                         --         (1,284)
  Brauvin Funds Joint Venture                        --        (86,966)
Total minority interests' in
  net income                                         --        (88,250)
Income before adjustment to
  liquidation basis                              45,979        554,452
Adjustment to liquidation basis                      --        (65,717)
Net income                                     $ 45,979      $ 488,735
Net income allocated to:
 General Partners                              $  1,149      $  12,218
 Limited Partners                              $ 44,830      $ 476,517
Net income per unit outstanding
 (40,347 units outstanding)                    $   1.11      $   11.81



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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 2001, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 2001. As of June 30, 2001, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties. The Partnership continues to conduct certain environmental studies related to the Partnership's one remaining property.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

  Consolidation of Joint Ventures

  Prior to August 7, 2000, the Partnership owned a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owned five Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owned a Scandinavian Health Spa. The accompanying financial statements as of and for the six months ended June 30, 2000 consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts were eliminated.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Restricted Cash

  Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners legal fees and costs. The release of these funds to the General Partners was subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement. On November 29, 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Partnership does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

  The original General Partners owe the Partnership $140,000 at
June 30, 2001 and December 31, 2000, relating to the Distribution
Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2001 and 2000 were as follows:

                                  2001                2000

Management fees                 $    --            $ 17,988
Reimbursable operating
  expenses                       13,584             164,965

  As of June 30, 2001, the Partnership made all payments to affiliates. As of December 31, 2000 the Partnership owed an affiliated entity $23,262 related to real estate tax prorations.

  The Partnership sold one of its two remaining properties to an affiliate in January 2001 for a contract price of $275,000.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At June 30, 2001 and December 31, 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. One of the two remaining properties was sold to an affiliate in January, 2001.

(8) ENVIRONMENTAL REMEDIATION EXPENSE

  In connection with the Merger (see Note 6), the Partnership has undertaken environmental studies of potentially affected properties. Three of the Partnership's properties were identified by the environmental study as having a potential environmental issue. On all of the sites a remedial investigation and feasibility study has been completed, and the results of that study have been forwarded to the appropriate authorities. The study indicates a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. The Partnership had accrued its best estimate of the costs that will be incurred to complete the environmental remediation at one of the properties which was sold in August 2000 and one that was sold in January 2001. The one remaining site requires further review and at this time the Partnership is unable to estimate the potential costs to complete the environmental remediation.

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

  During the six months ended June 30, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $9,319, respectively, and did not receive any Operating Cash
Flow distributions for the six months ended June 30, 2001 and 2000.

Results of Operations - Six months ended June 30, 2001 and the six months ended June 30, 2000 (Liquidation Basis)

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

  The Partnership had net income of $15,000 for the six months ended June 30, 2001 compared to a net loss of $518,000 for the six months ended June 30, 2000 an increase in net income of $533,000.

  Total income was $160,000 for the six months ended June 30, 2001 compared to $1,757,000 for the six months ended June 30, 2000 a decline of $1,597,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $141,000 for the six months ended June 30, 2001 compared to $355,000 for the six months ended June 30, 2000 a decrease of $214,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $137,000 as a result of the limited activity of the Partnership. Further contributing to the decline in expenses was a decrease in transaction costs of $48,000 as a result of the settlement of the lawsuit.

Results of Operations - Three months ended June 30, 2001 and the three months ended June 30, 2000 (Liquidation Basis)

  The Partnership had a net income of $46,000 for the three months ended June 30, 2001 compared to a net income of $489,000 for the three months ended June 30, 2000 a decrease in net income of $443,000.

  Total income was $73,000 for the three months ended June 30, 2001 compared to $857,000 for the three months ended June 30, 2000 a decline of $784,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $27,000 for the three months ended June
30, 2001 compared to $214,000 for the three months ended June 30, 2000 a decrease of $187,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $161,000 as a result of the limited activity of the Partnership. Further contributing to the decline in expenses was a decrease in transaction costs of $7,000 as a result of the settlement of the lawsuit.

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

                    DATE: August 14, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 14, 2001