Form 10-Q
period 2001-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 2001-11-21
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 2001


                                or

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


                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I   Financial Information

Item 1.  Consolidated Financial Statements. . . . . . . . . .     3

         Consolidated Statements of Net Assets in Liquidation
         as of September 30, 2001 and December 31, 2000
         (Liquidation Basis) . . . . . . . . . . . . . . . . .    4

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2001 to
         September 30, 2001 (Liquidation Basis). . . . . . . .    5

         Consolidated Statement of Changes in Net Assets
         in Liquidation for the period January 1, 2000 to
         September 30, 2000 (Liquidation Basis). . . . . . . .    6

         Consolidated Statements of Operations for the nine
         months ended September 30, 2001 and
         September 30, 2000 (Liquidation Basis). . . . . . . .    7

         Consolidated Statements of Operations for the three
         months ended September 30, 2001 and
         September 30, 2000 (Liquidation Basis). . . . . . . .    8

         Notes to Consolidated Financial Statements. . . . . .    9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .   22

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . .   26

PART II  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    27

Item 2.  Changes in Securities. . . . . . . . . . . . . . . .    27

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .    27

Item 4.  Submissions of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . .     27

Item 5.  Other Information. . . . . . . . . . . . . . . . . .    27

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .    27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     28


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Consolidated Financial Statements

  Except for the December 31, 2000 Consolidated Statement of Net Assets in Liquidation (Liquidation Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2001 and September 30, 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2001 and September 30, 2000 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form
10-K.


                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (LIQUIDATION BASIS)

                                                (Unaudited)
                                               September 30,  December 31,
                                                    2001         2000
ASSETS
Real estate held for sale (Note 2)              $  319,310    $  589,495
Cash and cash equivalents                        5,499,606     5,315,759
Restricted cash                                                  326,057
Rent receivable                                         --         9,550
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                   5,958,916     6,380,861

LIABILITIES:
Accounts payable and accrued
 expenses                                          268,955       444,861
Due to affiliates                                       --        23,262
Deferred gain on sale of real estate                72,060        72,060
Reserve for estimated costs during
 the period of liquidation                         174,200       174,200
Tenant security deposits                                --         1,116
  Total Liabilities                                515,215       715,499


Net Assets in Liquidation                       $5,443,701    $5,665,362





   See accompanying notes to consolidated financial statements


                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                                      $5,665,362

Loss from operations                                     (216,668)

Loss on sale of property                                   (4,993)

Net Assets in Liquidation at
  September 30, 2001                                   $5,443,701






  See accompanying notes to consolidated financial statements.


                 BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
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

Return of capital distribution
 to Limited Partners (b)                              (13,474,720)

Adjustment to liquidation basis                        (2,222,876)

Net Assets in Liquidation at
  September 30, 2000                                  $ 6,245,742


(a) Operating distributions were $52.9222 per Unit.
(b) Return of capital distributions were $333.9656 per Unit.





  See accompanying notes to consolidated financial statements.


                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30,
                      (Liquidation Basis)
                          (Unaudited)

INCOME:                                           2001          2000
Rental                                         $    682    $ 2,010,243
Interest                                        199,574        187,509
Other                                            12,335        101,782
     Total income                               212,591      2,299,534

EXPENSES:
General and administrative                      188,577        489,363
Management fees (Note 4)                             --         20,787
Transaction costs (Note 6)                      240,682         71,945
     Total expenses                             429,259        582,095

(Loss) income before loss or gain
  on sale of property and minority
  and equity interests' share
  of net loss (income)                         (216,668)     1,717,439
(Loss) gain on the sale of property              (4,993)     3,950,299
(Loss) income before minority
  interests' share of net loss
  (income)                                     (221,661)     5,667,738
Minority interest share
 in net loss (income):
  Brauvin High Yield Venture                         --            618
  Brauvin Funds Joint Venture                        --     (1,036,699)
Total minority interests' share
  in net income                                      --     (1,036,081)
(Loss) income before adjustment
  to liquidation basis                         (221,661)     4,631,657
Adjustment to liquidation basis                      --     (2,222,876)
Net (loss) income                             $(221,661)   $ 2,408,781
Net (loss) income allocated to:
 General Partners                             $  (5,542)   $    60,220
 Limited Partners                             $(216,119)   $ 2,348,561
Net (loss) income per unit
  outstanding
  (40,347 units outstanding)                  $   (5.36)   $     58.21

  See accompanying notes to consolidated financial statements.



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                      (Liquidation Basis)
                          (Unaudited)


INCOME:                                           2001          2000
Rental                                         $     --      $ 349,252
Interest                                         52,263        123,787
Other                                                --         69,584
     Total income                                52,263        542,623

EXPENSES:
General and administrative                       68,876        232,067
Management fees (Note 4)                             --          2,799
Environmental Remediation Expense                    --        (10,000)
Transaction costs (Note 6)                      219,624          2,576
     Total expenses                             288,500        227,442

(Loss) income before loss or gain
  on sale of property and minority
  and equity interests' share
  of net income                                (236,237)       315,181
Gain on the sale of property                         --      3,476,598
(Loss) income before minority
  interests' share of net income               (236,237)     3,791,779
Minority interest share
 in net income:
  Brauvin High Yield Venture                         --           (626)
  Brauvin Funds Joint Venture                        --       (863,997)
Total minority interests' in
  net income                                         --       (864,623)

Net (loss) income                             $(236,237)    $2,927,156
Net (loss) income allocated to:
 General Partners                             $  (5,906)    $   73,179
 Limited Partners                             $(230,331)    $2,853,977
Net (loss) income per unit
 outstanding (40,347 units
 outstanding)                                 $   (5.71)    $    70.74


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

  The Partnership was formed on May 3, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 2001, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units, purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 2001. As of September 30, 2001, the Plan participants have acquired Units under the Plan which approximate 9% of the total Units outstanding.

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

  In January, 2000, the Partnership sold Ponderosa Unit 128 located in Bloomington, Illinois and Chi-Chi's Unit 366 located in
Clarksville, Tennessee.

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties. The remaining property is currently under contract for sale to a third party for $350,000. The potential purchaser is currently conducting its due diligence. Subject to the purchaser's satisfactory completion of its investigation, the Partnership anticipates closing the sale in the fourth quarter of 2001.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

  Consolidation of Joint Ventures

  Prior to August 7, 2000, the Partnership owned a 99% equity interest in a joint venture, Brauvin High Yield Venture, which owned five Ponderosa restaurants, and a 51% equity interest in another joint venture, Brauvin Funds Joint Venture, which owned a Scandinavian Health Spa. The accompanying financial statements as of and for the nine months ended September 30, 2000 consolidated 100% of the assets, liabilities, operations and partners' capital of these ventures. All significant intercompany accounts were eliminated.

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

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's Assets in an amount of $20,242,693. At the time that this offer was approved the Partnership adjusted the real estate held for sale to this contract price less all the estimated closing costs. This offer was subsequently rescinded by the potential purchaser.

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

  The original General Partners owe the Partnership $140,000 at
September 30, 2001 and December 31, 2000, relating to the
Distribution Guaranty Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2001 and 2000 were as follows:

                                   2001                2000

Management fees                  $    --            $ 20,787
Reimbursable operating
  expenses                        53,737             295,175

  As of September 30, 2001, the Partnership made all payments to affiliates. As of December 31, 2000 the Partnership owed an affiliated entity $23,262 related to real estate tax prorations.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At September 30, 2001 and December 31, 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

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

  In January, 2000, the Partnership sold the Ponderosa unit 128 located in Bloomington, Illinois for a net amount of approximately $369,000 resulting in a decrease in the real estate held for sale in the amount of approximately $387,000 and a loss on sale of property in the amount of approximately $26,000. Also, in January, 2000, the Partnership sold Chi-Chi's unit 366 located in Clarksville, Tennessee for a net amount of approximately $1,296,000 resulting in a decrease in the real estate held for sale in the amount of approximately $1,264,000, a gain on the sale of property of approximately $500,000, and a reduction in deferred gain of approximately $506,000.

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

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties. The remaining property is currently under contract for sale to a third party for $350,000. The potential purchaser is currently conducting its due diligence. Subject to the purchaser's satisfactory completion of its investigation, the Partnership anticipates closing the sale in the fourth quarter of 2001.

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

(9) SUBSEQUENT EVENT

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, the applicable appeal period has not yet run, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.


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

  The Special Master approved total reserves for the Partnership in the amount of $5.177 million or $128.31 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will ultimately be distributed to investors will depend on several factors not known at this time; however, to the extent there are unused amounts remaining at the end of the reserve period, they will be distributed to investors. We anticipate the reserve period will be a minimum three years.

  In the third quarter of 2000, the Partnership distributed
$11,582,000 (or $287.05 per Unit) from the sale of the assets.

  The amount and timing of future distributions will be a function of the amount of legal fees paid to the class action plaintiffs' lawyers and the amount of unused reserves.

  Below is a table summarizing the recent historical data for distribution rates per unit:

Distribution
    Date         2001      2000(a)      1999(b)
February 15        --     $19.8773     $24.9821
May 15             --      18.0928      22.4924
August 15          --      14.9522      19.5858
November 15                16.6057      21.3147

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

  During the nine months ended September 30, 2001 and 2000, the General Partners and their affiliates earned management fees of $0 and $20,787, respectively, and did not receive any Operating Cash Flow distributions for the nine months ended September 30, 2001 and 2000.

Results of Operations - Nine months ended September 30, 2001 and the nine months ended September 30, 2000 (Liquidation Basis)

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

  The Partnership had a net loss of $222,000 for the nine months ended September 30, 2001 compared to a net income of $2,409,000 for the nine months ended September 30, 2000 a decrease in net income of $2,631,000. The decrease in net income results primarily from gain on sale of property of $3,950,000 offset by an adjustment to liquidation basis of $2,223,000 related to the property sales in August 2000.

  Total income was $213,000 for the nine months ended September
30, 2001 compared to $2,300,000 for the nine months ended September 30, 2000 a decline of $2,087,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $429,000 for the nine months ended
September 30, 2001 compared to $582,000 for the nine months ended September 30, 2000 a decrease of $153,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $300,000 as a result of the limited activity of the Partnership. Offsetting the decline in general and administrative expenses was an increase in transaction costs of $51,000 which was a result of a judges ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership.

Results of Operations - Three months ended September 30, 2001 and the three months ended September 30, 2000 (Liquidation Basis)

  The Partnership had a net loss of $236,000 for the three months ended September 30, 2001 compared to a net income of $2,927,000 for the three months ended September 30, 2000 a decrease in net income of $3,163,000. The decrease in net income results primarily from gain on sale of property of $3,477,000 recorded in 2000 related to the property sales in August 2000.

  Total income was $52,000 for the three months ended September 30, 2001 compared to $543,000 for the three months ended September 30, 2000 a decline of $491,000. The decline in rental and other income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001.

  Total expenses were $289,000 for the three months ended
September 30, 2001 compared to $227,000 for the three months ended September 30, 2000 an increase of $62,000. The primary reason for the change in expenses relates to an increase in transaction costs of $217,000, offset by a decrease in general and administrative costs of $163,000. Transaction costs increased as a result of a judges ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership. The decline in general and administrative costs were a result of the limited activity of the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.


                   PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
           Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims. On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, the applicable appeal period has not yet run, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

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

                    DATE: November 20, 2001



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 20, 2001