Form 10-K
period 2001-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 2002-03-29
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2001
                                or
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

                 BRAUVIN HIGH YIELD FUND L.P. II
                   2001 FORM 10-K ANNUAL REPORT
                              INDEX
                             PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 20

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 21

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 22

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 23

         Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 25

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

                             PART III

Item 10. Directors and Executive Officers of the Partnership 31

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

                             PART IV

Item 14. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 36

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38



                   BRAUVIN HIGH YIELD FUND II
                (a Delaware limited partnership)

                             PART I

Item 1.   Business.

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index.
The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units were purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2001. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December 31, 2001, $2,886,915 were repurchased by the Partnership from investors liquidating their investment and have been retired.

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

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger was not be consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

   Pursuant to the settlement agreement the General Partners were indemnified for all of their legal costs and expenses related to the lawsuit, and the General Partners were released from the claims that were alleged or could have been alleged in the class action lawsuit. In addition the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnership's properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners were released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the lawsuit.

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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

   The following is a summary of the real estate and improvements formally owned by the Partnership at January 1, 1999, and subsequent transactions related thereto.

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

   On January 19, 2000, the Partnership sold this property to an unaffiliated third party for a sale price of $350,000 which resulted in a loss to the Partnership of approximately $37,600. However, in addition to the sales price, the Partnership received lease termination payments from the tenant in the amount of approximately $45,700.

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

Scandinavian Health Spa

   The Partnership had a 51% interest in a joint venture with an affiliated public real estate limited partnership that purchased the Scandinavian Health Spa. The Scandinavian Health Spa is a 36,556 square foot health club located on a three-acre parcel in Glendale, Arizona, a suburb of Phoenix. The Health Spa is a two-story health and fitness workout facility located within the 195,000 square foot Glendale Galleria Shopping Center.

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

   On August 7, 2000 this property was sold for approximately
$6,250,000 less expenses of approximately $133,400 to an affiliated party. This sale resulted in a gain to the joint venture of approximately $1,693,000.


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

   In January 2001, this property was sold for approximately
$275,000 less expenses of approximately $5,000 to an affiliated party. This sale resulted in a loss to the Partnership of approximately $5,000.

   All rental income recorded in 2001 relates to this property.

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

    The lessee of the Rock Hill, Missouri property defaulted on its payment obligations and vacated the property in April 1994. The Partnership had continued to receive rent payments from the guarantor, Avis Lube, Inc. Avis Lube, Inc. subleased the property through March 1996 to an unaffiliated sublessee, FOCO, Inc., an auto/oil repair operator. The Partnership signed a new lease with the sublessee to operate the property effective March 26, 1996. The lease was for 42 months and provided for annual base rent of $55,000. The tenant did not renew the lease, and this property remained vacant through 2001.

   In December 2001, this property was sold for approximately
$350,000 less expenses of approximately $29,000 to an unaffiliated third party. This sale resulted in a gain to the Partnership of approximately $73,000.


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

Joint Venture Blockbuster:

Callaway, Florida

   The Partnership owned a 26.0% interest in a joint venture with affiliated public real estate limited partnerships that acquired the land and building underlying a Blockbuster Video Store. The property is located at 123 North Tydall Parkway on the major arterial in the Panama City, Florida area. The property contains a 6,466 square foot building located on a 40,075 square foot parcel of land.

   On December 30, 1999, a majority of the interest's in the joint venture were Merged into an affiliated entity. The purchaser of the other interests also offered to purchase the Partnership's 26% interest in the joint venture. Upon receiving approval from the Special Master the Partnership sold its interest in the joint venture for approximately $232,500.

Item 3. Legal Proceedings.

   Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims. On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, the applicable appeal period has not yet expired, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

Item 4. Submission of Matters To a Vote of Security Holders.

  None.



                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

   At December 31, 2001, there were approximately 2,586 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

   The Partnership intends to make a liquidating distribution to the Limited Partners from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

   Cash distributions to Limited Partners for 2001, 2000 and 1999 were $0, $16,280,010, and $7,225,048, respectively. Included in the cash distributions for 2000 and 1999 are return of capital distributions of $13,474,720 and $3,652,700, respectively. Prior to the commencement of the Partnership's proxy solicitation in August 1996, distributions were paid four times per year, within 60 days after the end of each calendar quarter. Since the Transaction was not consummated the General Partners decided to distribute part of the net earnings earned during the time period after August 1996 to the Limited Partners. Included in the February 15, 1999 distribution was approximately $184,000 related to this time period.


Item 6.   Selected Financial Data.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
            Years Ended December 31, 2001, 2000 and 1999

                                   2001         2000         1999(e)

Selected Income Statement Data:
  Rental income (a)            $      682    $2,004,169   $ 3,998,616
  Interest income                 234,210       289,018        82,937

  Net (loss) income              (149,870)    2,498,403     1,244,665

  Net (loss) income
    Per Unit (b)               $    (3.62)   $    60.37   $     30.08

Selected Balance Sheet Data:
  Cash and cash equivalents    $5,477,530    $5,315,759   $ 1,160,591

  Real estate held for sale            --       589,495    23,203,800
  Total Assets                  5,938,099     6,380,861    24,963,925

  Cash distributions to
  Limited Partners (c)(d)              --     2,805,290     3,782,348

  Cash distributions to Limited
  Partners Per Unit (b)(d)     $       --    $    69.53   $     93.74

         (a) This includes $0, $0, and $2,777 of non-cash income related to the change in the deferred rent receivable balance for 2001, 2000, and 1999, respectively.

         (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on 40,348 Units outstanding.

         (c) This includes $8,815 paid to various states for income taxes on behalf of all Limited Partners for the year 1999.

         (d) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 2000 and 1999 of $13,474,720 and $3,652,700, respectively which is $333.97 and $90.53 per unit, respectively.

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


Item 6.     Selected Financial Data - continued.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
               Years Ended December 31, 1998 and 1997

                                         1998                 1997
Selected Income Statement Data:
      Rental income (a)                $4,070,823         $ 4,239,915
      Interest income                     116,702             161,260

      Net income                          968,545           2,677,113

      Net income Per Unit (b)          $    23.41         $     65.78

Selected Balance Sheet Data:
      Cash and cash equivalents        $1,585,830         $ 1,198,267

      Land and buildings               32,260,654          35,401,164

      Total Assets                     28,471,346          31,464,133

      Cash distributions to
    Limited Partners (c)(d)             2,552,358           4,787,596

      Cash distributions to Limited
    Partners Per Unit (b)(d)           $    63.26         $    118.66

         (a) This includes $67,563 and $67,561 of non-cash income related to the change in the deferred rent receivable balance for 1998 and 1997, respectively.

         (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on 40,348 Units outstanding.

         (c) This includes $11,521 and $10,278 paid to various states for income taxes on behalf of all Limited Partners for the years
       1998 and 1997, respectively.

         (d) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 1998 of $1,354,535, which is $33.57 per unit.


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

   Pursuant to the settlement agreement, the Partnership retained a third-party commercial real estate firm which, under the supervision of an independent special master (the "Special Master") and with the cooperation of the General Partners, marketed the Partnership's properties in order to maximize the return to the Limited Partners (the "Sale Process"). The Sale Process was designed to result in an orderly liquidation of the Partnership, through a sale of substantially all of the assets of the Partnership, a merger or exchange involving the Partnership, or through another liquidating transaction which the Special Master determined was best suited to maximize value for the Limited Partners. Consummation of such sale, merger, exchange, or other transaction will be followed by the orderly distribution of net liquidation proceeds to the Limited Partners.

   The General Partners agreed, as part of the settlement agreement, to use their best efforts to continue to manage the affairs of the Partnership in accordance with their obligations under the Partnership Agreement, to cooperate fully with the Special Master and to waive certain brokerage and other fees. In consideration of this, the General Partners were released from the claims of the class action lawsuit and indemnified for the legal expenses they incurred related to the two lawsuits. Part of this indemnification and release was contingent on the issuance of a certification by the Special Master stating that the General Partners fully cooperated with him and complied with certain other conditions.

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

   Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

   The Special Master approved total reserves for the Partnership in the amount of $5.177 million or $128.31 per Unit. These reserves will be held by the Partnership; and the length of the reserve period and the amounts that will ultimately be distributed to investors will depend on several factors not known at this time. The Partnership intends to make a liquidating distribution to the Limited Partners from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

   In the third quarter of 2000, the Partnership distributed
$11,582,000 (or $287.05 per Unit) from the sale of the assets.

   On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, the applicable appeal period has not yet expired, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

   Below is a table summarizing the four year historical data for distribution rates per unit:

Distribution
   Date            2001    2000(a)   1999(b)   1998 (c)  1997(d)
February 15          --  $19.8773  $24.9821   $     --  $20.1875
May 15               --   18.0928   22.4924    21.9087   18.8614
August 15            --   14.9522   19.5858    14.7020   22.8662
November 15          --   16.6057   21.3147    26.3634   56.6001

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

      (d) The 1997 distributions were made on March 31, 1997, July 15, 1997, October 22,1997 and December 31, 1997.


   Per the terms of the cash out Merger, the Partnership's net earnings from April 1996 through July 1996 were to be distributed to the Limited Partners in conjunction with the closing of the Merger. However, because of the lengthy delay and the uncertainty of the ultimate closing date, the General Partners decided to make a significant distribution on December 31, 1997 of the
Partnership's earnings.   Included in the December 31, 1997
distribution were any prior period earnings including amounts previously reserved for anticipated closing costs.

   During the years ended December 31, 2001, 2000 and 1999 the General Partners and their affiliates earned management fees of $0, $23,424, and $39,857, respectively. In January 1999, the Partnership paid the General Partners approximately $19,800 as an Operating Cash Flow distribution for the year ended December 31, 1998. As a result of the August 7, 2000 sale the General Partners were paid a distribution in the amount of $109,535. As of December 31, 2001, the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill, which was wired to an affiliate in error. In January 2002, the affiliate returned this deposit error with interest to the Partnership.

Results of Operations - Years ended December 31, 2001 and 2000
(Liquidation Basis)

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  Prior to the adoption of the liquidation basis of accounting, depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

   The Partnership had a net loss of $150,000 for the year ended
December 31, 2001 compared to net income of $2,498,000 for the year ended December 31, 2000 a decrease in net income of $2,648,000.

   Total income was $247,000 for the year ended December 31, 2001 compared to $2,423,000 for the year ended December 31, 2000 a decline of $2,176,000. The decline in rental income relates to the Partnership's sale of its properties that occurred in August 2000 and January 2001. The decline in other income relates to the decline in interest rates the Partnership received on its investments.

   Total expenses were $466,000 for the year ended December 31, 2001 compared to $543,000 for the year ended December 31, 2000 a decrease of $77,000. The primary reason for the change in expenses relates to a decline in general and administrative costs of $214,000 as a result of the reduced activity of the Partnership. Offsetting the decline in general and administrative expenses was an increase in transaction costs of $157,000, which was a result of a judge's ruling on the plaintiff's legal fees, which according to the settlement agreement are required to be paid by the Partnership.

Results of Operations - Year ended December 31, 2000 (Liquidation
Basis) and the period June 19, 1999 to December 31, 1999
(Liquidation Basis) and the period January 1, 1999 to June 18, 1999 (Going Concern Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

   Comparisons between the various periods are affected by the change in the basis of accounting, however, the significant differences between the going concern basis of accounting and the liquidation basis of accounting are detailed above.

   Further complicating comparisons between the various periods is the August 7, 2000 sale of all but two of the Partnership's properties.

Results of Operations - For the period January 1, 1999 to June 18, 1999 (Going Concern Basis) and the period June 19, 1999 to December 31, 1999 (Liquidation Basis) and the year ended December 31, 1998
(Going Concern Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

   Comparisons between the various periods are affected by the change in the basis of accounting, however, the significant differences between the going concern basis of accounting and the liquidation basis of accounting are detailed above.

   Impact of Inflation

   Since all of the Partnership's original property holdings have been sold, the Partnership has some nominal risk associated with inflation. This risk is the result of the timing of the final distribution to the Limited Partners.



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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         On November 6, 2001 the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.
In the Partnership's fiscal years ended 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused Deloitte &
Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-K.

         On November 7, 2001, the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. Neither the Partnership (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

         Mr. Jerome J. Brault . . . .      Chairman of the Board of
                                 Directors, President and Chief
                                 Executive Officer

         Mr. James L. Brault  . . . . Vice President and Secretary

         Mr. Thomas E. Murphy . . . . Treasurer and Chief Financial
                                 Officer

   The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

   MR. JEROME J. BRAULT (age 68) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

   MR. JAMES L. BRAULT (age 41) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

   MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he worked in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

   The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 2001, 2000 or 1999.

   The General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 2001, 2000, and 1999, $140,000 was due from the original General Partners related to the Distribution Guaranty.

   An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $0, $23,424, and $40,814 in 2001, 2000 and 1999, respectively, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h & i)  Not applicable.

(j)      Compensation Committee Interlocks and Insider
         Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)      Not applicable.

(l)      Not applicable.

         The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2001, 2000 and 1999:

                                          2001      2000     1999

 Management fees                     $     --    $ 20,789  $ 39,857
 Reimbursable operating expenses       68,884     300,675   188,618

   As of December 31, 2000, the Partnership has made all payments to affiliates except for $23,262 related to real estate taxes to be reimbursed to the affiliated purchaser. As of December 31, 1999 the Partnership made all payments to affiliates except for $2,635 related to management fees.

   As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill which was wired to an affiliate in error. This amount was repaid to the Patnership with interest in January, 2002.


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

          (c) The original General Partners owe the Partnership, at December 31, 2001, 2000 and 1999, approximately $140,000.

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

(b)  Form 8-K.

     On November 6, 2001, the Fund dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.

(c) An annual report for the fiscal year 2001 will be sent to the Limited Partners subsequent to this filing.


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





DATED: March 28, 2002



            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-3

Consolidated Financial Statements:

Consolidated Statements of Net Assets in Liquidation
as of December 31, 2001 and December 31, 2000
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2001
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-5

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2000
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .      F-6

Consolidated Statements of Operations for the year
ended December 31, 2001 (Liquidation Basis), for the
year ended December 31, 2000 (Liquidation Basis), for
the period June 19, 1999 to December 31, 1999
(Liquidation Basis), for the period January 1, 1999
to June 18, 1999 (Going Concern Basis) . . . . . . . . . . . . .      F-7

Notes to Consolidated Financial Statements . . . . . . . . . . .      F-8

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 2001. . . . . . . . . . . . . . . . .      F-25

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.



                  INDEPENDENT AUDITORS' REPORT

Partners
Brauvin High Yield Fund L.P. II


We have audited the accompanying consolidated financial statements of Brauvin High Yield Fund L.P. II, as of December 31, 2001, and for the year then ended as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries, at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 28, 2002



REPORT OF INDEPENDENT AUDITORS

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the accompanying consolidated financial statements of Brauvin High Yield Fund L.P. II, as of December 31, 2000, and for the years ended December 31, 2000 and 1999 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries, at December 31, 2000, and the results of their operations for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche

Chicago, Illinois
February 16, 2001


CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION
      BASIS) AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                  December 31, 2001 December 31,2000

ASSETS

Real estate held for sale                   $        --      $   589,495
Cash and cash equivalents                     5,477,530        5,315,759
Restricted cash                                      --          326,057
Rent receivable                                      --            9,550
Due from an affiliate(Note 4)                   320,569               --
Due from General Partners (Note 4)              140,000          140,000
   Total Assets                               5,938,099        6,380,861

LIABILITIES
Accounts payable and accrued
   expenses                                     248,407          444,861
Due to an affiliate (Note 4)                         --           23,262
Deferred gain on sale of property                    --           72,060
Reserve for estimated liquidation
   costs                                        174,200          174,200
Tenant security deposits                             --            1,116
   Total Liabilities                            422,607          715,499


    Net Assets in Liquidation               $ 5,515,492      $ 5,665,362













   See accompanying notes to consolidated financial statements.


   CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2001


Net Assets in Liquidation
at January 1, 2001                           $ 5,665,362

Loss from operations                            (218,326)

Gain on sale of property                          68,456

Net Assets in Liquidation
at December 31, 2001                         $ 5,515,492
















         See accompanying notes to financial statements.




 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
    (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000


Net Assets in Liquidation
at January 1, 2000                           $19,556,504

Income from operations                         1,879,457

Gain on sale of property                       3,881,003

Minority interest in share of
  income from Joint Ventures                  (1,039,181)

Operating distributions to Limited
  Partners (a)                                (2,805,290)

Operating distributions to General
  Partners                                      (109,535)

Return of capital distributions
  to Limited Partners (b)                    (13,474,720)

Adjustment to liquidation basis               (2,222,876)

Net Assets in Liquidation
at December 31, 2000                         $ 5,665,362


(a) Operating distributions are approximately $69.5280 per Unit.
(b) Return of capital distributions are approximately $333.9657 per Unit.







         See accompanying notes to financial statements.





                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (Going
                                    (Liquidation Basis)        Concern Basis)
                          Year Ended   Year Ended  June 19, 1999   January 1,
                           December 31, December 31, to December 1999 to June
                              2001         2000       31, 1999      18, 1999

INCOME
Rental                       $     682  $2,004,169  $1,985,016    $2,013,600
Interest                       234,210     289,018      47,468        35,469
Other                           12,335     129,688         706        67,075
        Total income           247,227   2,422,875   2,033,190     2,116,144
EXPENSES
General and administrative     235,533     449,385      80,229       193,806
Management fees (Note 4)            --      20,789      19,129        20,728
Amortization of deferred
 organization costs and
 other assets                       --          --          --         1,306
Depreciation                        --          --          --       317,477
Transaction costs (Note 6)     230,020      73,244      69,399       187,552
        Total expenses         465,553     543,418     168,757       720,869
(Loss) income before gain on
   sale of property and minority
   interest and equity interests'
   share in net income        (218,326)  1,879,457   1,864,433     1,395,275

Gain on sale of property        68,456   3,881,003     498,713        25,108

(Loss) income before minority
   interest and equity interest's
   share in net income        (149,870)  5,760,460   2,363,146     1,420,383

Minority interest's share
 in Joint Venture
 net loss (income):
   Brauvin High Yield Venture       --         598        (353)       (2,615)
   Brauvin Funds Joint Venture      --  (1,039,779)     65,093      (145,581)

   Total minority interest's share
     in net loss (income)           --  (1,039,181)     64,740      (148,196)
Equity interest in:
   Brauvin Bay County Venture's
   net (loss) income                --          --     (19,983)       11,299

(Loss) income before adjustment
 to liquidation basis         (149,870)  4,721,279   2,407,903     1,283,486
Adjustment to
 liquidation basis                  --  (2,222,876) (2,446,724)            -
Net (loss) income            $(149,870)$ 2,498,403  $  (38,821)   $1,283,486
Net (loss) income allocated to:
   General Partners          $  (3,747)$    62,460  $     (970)   $   32,087
   Limited Partners          $(146,123)$ 2,435,943  $  (37,851)   $1,251,399
Net (loss) income per
   Unit outstanding (a)      $   (3.62)$     60.37  $    (0.94)   $    31.02

     (a)  Net income per Unit is based on 40,348 Units outstanding.




          See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the years ended December 31, 2001, 2000 and 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which are subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership.

   The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 2001, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 2001. As of December 31, 2001, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.


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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs and net of impairment adjustments. Depreciation expense was computed on a straight-line basis over approximately 35 years.

  The Partnership records an impairment adjustment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary(see Notes 2 and 7).

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

  Restricted Cash

  Per the terms of the settlement agreement (see Note 6) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

  In November 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 2001 and December 31, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; rent receivable; due from General Partners and affiliates; accounts payable and accrued expenses; rent received in advance; due to an affiliate; and tenant security deposits.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

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

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's assets in an amount of $20,242,693 which sale was not consummated.

  In January, 2000, the Partnership sold Ponderosa unit 128 located in Bloomington, Illinois for $368,727 resulting in a decrease in the real estate held for sale in the amount $386,801 and a loss on sale of property in the amount of $26,277. Also, in January, 2000, the Partnership sold Chi Chi's unit 366 located in Clarksville, Tennessee for $1,296,480 resulting in a decrease in the real estate held for sale in the amount of $1,264,217, a gain on the sale of property of $499,978, and a reduction in deferred gain of $506,177.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid. As a result, the Partnership further adjusted its investment in real estate. The effect of this adjustment was a reduction in the real estate held for sale of $693,115, an increase in the deferred gain on the sale of real estate of $1,562,998 and the recording of a further adjustment to the liquidation basis of accounting of $2,222,876.

  Pursuant to the approval of the Special Master and the United
States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. The
Partnership sold one of the two remaining properties to an affiliate in January 2001. The Partnership sold its sole remaining property to an unaffiliated third party in December 2001.

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

(4)  TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners managed the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee is subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The original General Partners owed the Partnership $140,000 at
December 31, 2001 and December 31, 2000, relating to the
Distribution Guaranty Reserve.

  The Partnership previously paid affiliates of the General
Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

  The Partnership previously paid an affiliate of the General Partners an acquisition fee in the amount of up to 6% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

  An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                             2001         2000         1999

Management fees          $     --      $ 20,789      $ 39,857
Reimbursable operating
  expenses                 68,884       300,675       188,618

  As of December 31, 2000 the Partnership owed an affiliated entity $23,262 related to real estate tax prorations.

  As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill which was wired to an affiliate in error. The amount was received in January 2002.

(5) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The original General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

  The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners in 1990.

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At December 31, 2001, 2000 and 1999, $140,000 was due
from the original General Partners related to the Distribution
Guaranty.

(6)  MERGER AND LITIGATION

  Merger

  Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company which was affiliated with certain of the General Partners (the "Purchaser"). Promptly upon consummation of the merger, the Partnership would have ceased to exist and the Purchaser, as the surviving entity, would have succeeded to all of the assets and liabilities of the Partnership. The Limited Partners holding a majority of the Units voted on the merger on November 8, 1996. The Limited Partners voted on an amendment of the Merger Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the merger shall be referred to herein as the "Transaction").

  The merger was not completed primarily due to certain litigation, as described below. The General Partners believed that these lawsuits were without merit.

  Litigation

  Two legal actions, against the Partnership, the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the merger, were commenced and have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates, as well as the Partnership on a nominal basis in connection with the merger. The Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, the applicable appeal period has not yet expired, and it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.


(7) SALE OF PARTNERSHIP ASSETS

  On November 19, 1999, the United States District Court approved a bid for the sale of the Partnership's assets in an amount of approximately $20,242,693 which sale was not consummated.

  In January, 2000, the Partnership sold Ponderosa unit 128 located in Bloomington, Illinois for a net amount of approximately $369,000 resulting in a decrease in the real estate held for sale in the amount of approximately $387,000 and a loss on sale of property in the amount of approximately $26,000. Also, in January, 2000, the Partnership sold Chi-Chi's unit 366 located in Clarksville, Tennessee for a net amount of approximately $1,296,000 resulting in a decrease in the real estate held for sale in the amount of approximately $1,264,000, a gain on the sale of property of approximately $500,000, and a reduction in deferred gain of approximately $506,000.

  In 2000, an affiliated entity proposed purchasing all of the Partnership's assets for approximately $18,398,000 (inclusive of all the joint venture interests). In May 2000, the Special Master approved this proposal and recommended that the United States District Court for the Northern District of Illinois approve this bid.

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

  In conjunction with the sale, the Special Master approved total reserves for the Partnership in the amount of $5,177,092. These reserves are to be held by the Partnership, and after payment of all legal and operating expenses, the balance is to be distributed.

(8) INVESTMENT IN JOINT VENTURE

  The Partnership owned an equity interest in the Brauvin Bay
County Venture, which it sold to an affiliated entity on December
30, 1999 for approximately $232,500 and reported its investment on the equity method.

  The following are condensed financial statements for the Brauvin Bay County Venture:


                        Liquidation Basis       Going Concern Basis
                          June 19, 1999                January 1,
                          to December 30,                  1999
                                 1999                June 18, 1999
Rental and other income       $ 56,473                   $54,625
Expenses:
 Depreciation                       --                     8,823
 Management fees                   501                       794
 Operating and
  administrative                 2,042                     1,550
 Loss on sale
  of property                  130,788                        --
                               133,331                    11,167

Net (loss) income             $(76,858)                  $43,458



(9) LEASES

  The Partnership's rental income is principally obtained from tenants through rental payments provided under triple-net noncancellable operating leases.

  The Partnership sold its sole remaining property to a third party in December 2001, therefore, a presentation of a five year minimum rent schedule is not relevent.

                                                       SCHEDULE III
                                              BRAUVIN HIGH YIELD FUND L.P. II
                                             (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 2001
                                                                       Gross Amount at Which Carried
                                                 Initial Cost(a)            at  Close of Period

                                                Buildings   Cost of               Buildings
                                                  and       Subsequent                and      Accumulated      Date
   Description        Encumbrances (c) Land   Improvements Improvements  Land   Improvements
Depreciation(b)  Acquired
Ponderosas - BHYF II           $0  $ 3,907,384   $9,117,233      $0  $3,420,437  $7,981,017
$2,470,027   9/88-11/89
Ponderosas - BHYV               0    1,810,770    4,225,129       0   1,413,165   3,297,387
1,060,653         9/88
Taco Bell                       0      128,236      299,218       0     128,236     299,218        89,349
1/89
Scandinavian
 Health Spa-BFJV                0    1,657,861    3,868,342       0   1,657,861   3,868,342
1,095,039         7/89
Children's World
 Learning Centers               0      771,140    1,799,327       0     771,140   1,799,327       461,797
1/90-9/90
Hardee's Restaurants            0      729,798    1,702,861       0     265,219     618,845       219,296
5/90-7/90
Avis Lubes                      0      507,620    1,184,448       0     507,620   1,184,448       304,347
6/90-8/90
Blockbuster Video Store         0      354,644      827,501       0     354,644     827,501       209,999
       9/90
Chi-Chi's Restaurants           0    1,408,671    2,150,981       0   1,408,671   2,150,981
649,718         3/91
Adjustment to
 liquidation basis
 and property sales             0            0            0       0  (9,926,993)(22,027,066)   (6,560,225)
                               $0  $11,276,124  $25,175,040      $0  $        0  $        0    $        0

<F1>
NOTES:
           (a)  The cost of this real estate is $34,616,656 for tax purposes (unaudited).  The buildings are depreciated
           over approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1990.
           (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation
           balances:


                                                  SCHEDULE III - continued
                                               BRAUVIN HIGH YIELD FUND L.P. II
                                              (a Delaware limited partnership)

        Real estate                                       2001              2000             1999

        Balance at beginning of year                    $ 589,495       $23,203,800      $32,260,654
        Adjustment to liquidation basis                        --        (2,222,876)      (1,779,679)
        Property sales                                   (589,495)      (20,391,429)      (7,277,175)
           Balance at end of year                       $      --       $   589,495      $23,203,800


        Accumulated depreciation

        Balance at beginning of year                          $--               $--     $  6,364,451
        Property sales                                         --                --         (121,703)
        Provision for depreciation                             --                --          317,477
        Adjustment to liquidation basis                        --                --       (6,560,225)

        Balance at end of year                                $--               $--     $         --

<F2>
      (c) Encumbrances - Brauvin High Yield Fund L.P. II did not borrow cash in order to purchase its properties.
      100% of the land and buildings were paid for with funds contributed by the Limited Partners.

                             EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 2001

                          EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

          For the fiscal year ended December 31, 2001


 Exhibit (21)    Subsidiaries of the Registrant

                            Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                          Illinois

Brauvin Funds Joint Venture                         Illinois