Form 10-Q
period 2002-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 2002-05-24
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 2002

                                or

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



                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . .      3

     Statements of Net Assets in Liquidation as of
     March 31, 2002 and December 31, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . .      4

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2002 to March 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . .      5

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2001 to March 31, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . .      6

     Statements of Operations for the three
     months ended March 31, 2002 and March 31, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . .      7

     Notes to Financial Statements . . . . . . . . . . . .      8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . .     18

Item 3. Quantitative and Qualitative Disclosures about
     Market Risk . . . . . . . . . . . . . . . . . . . . .     20

PART II  Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .     21

Item 2. Changes in Securities. . . . . . . . . . . . . . .     21

Item 3. Defaults Upon Senior Securities. . . . . . . . . .     21

Item 4. Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . . .     21

Item 5. Other Information. . . . . . . . . . . . . . . . .     21

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .     21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .     22



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2001 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2002 and 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    MARCH 31, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)

                                                March 31,
                                                  2002       December 31,
                                               (Unaudited)       2001
ASSETS
Cash and cash equivalents                       $5,793,103    $5,477,530
Due from an affiliate (Note 4)                          --       320,569
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                   5,933,103     5,938,099

LIABILITIES:
Accounts payable and accrued
 expenses                                          255,873       248,407
Reserve for estimated costs during
 the period of liquidation                         159,050       174,200
  Total Liabilities                                414,923       422,607


Net Assets in Liquidation                       $5,518,180    $5,515,492













          See accompanying notes to financial statements


                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2002 TO March 31, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                                      $5,515,492

Income from operations                                      2,688

Net Assets in Liquidation at
  March 31, 2002                                       $5,518,180

















         See accompanying notes to financial statements


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO March 31, 2001
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                                      $5,665,362

Loss on sale of property                                   (4,993)

Loss from operations                                      (26,410)

Net Assets in Liquidation at
  March 31, 2001                                       $5,633,959








        See accompanying notes to financial statements



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)



         STATEMENTS OF OPERATIONS (LIQUIDATION BASIS)
              For the Three Months Ended March 31,
                          (Unaudited)


INCOME:                                            2002          2001
Rental                                         $     --      $     682
Interest                                         26,679         83,578
Other                                               616          2,843
     Total income                                27,295         87,103

EXPENSES:
General and administrative                       24,607         97,221
Transaction costs (Note 6)                                      16,292
     Total expenses                              24,607        113,513

Income (loss) before loss on sale
  of property                                     2,688        (26,410)
Loss on the sale of property                                    (4,993)

Net income (loss)                              $  2,688      $ (31,403)
Net income (loss) allocated to:
 General Partners                              $     67      $    (785)
 Limited Partners                              $  2,621      $ (30,618)
Net income (loss) per unit
 (40,347 units outstanding)                    $   0.06      $   (0.76)














         See accompanying notes to financial statements.






                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
       For the three months ended March 31, 2002 and 2001

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

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 2002, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 2002. As of March 31, 2002, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

  In January, 2000, the Partnership sold Ponderosa unit 128 located in Bloomington, Illinois and Chi Chis unit 366 located in Clarksville, Tennessee.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

  The Partnership recorded an impairment adjustment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that was other than temporary(see Note 2).

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

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

  Reclassifications

  Certain items in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

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

(4)  TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners managed the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee was subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The original General Partners owed the Partnership $140,000 at
March 31, 2002 and 2001, relating to the Distribution Guaranty
Reserve (see Note 5).

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                   2002                2001
Reimbursable operating
  expenses                       $22,769             $24,610

  As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represented the proceeds from the sale of Rock Hill which were wired to an affiliate in error. The amount was received in January 2002.


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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At March 31, 2002 and 2001, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(6)  LITIGATION

  Two legal actions against the Partnership, the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with a proposed transaction that was not consummated, were commenced and have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates, as well as the Partnership on a nominal basis. The Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. However, based on Plaintiff's challenge to the ruling, it is uncertain whether the amount (or a greater or lesser amount) will actually be paid by the Partnership.

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

  During the three months ended March 31, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions. As of December 31, 2001, the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill, which were wired to an affiliate in error. In January 2002, the affiliate returned this deposit error with interest to the Partnership.

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2002 and 2001

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had a net income of $3,000 for the three months ended March 31, 2002 compared to a net loss of $31,000 for the three months ended March 31, 2001, an increase in net income of $34,000. The increase in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $27,000 for the three months ended March 31, 2002 compared to $87,000 for the three months ended March 31, 2001, a decline of $60,000. The $57,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments. The decline in rental income relates to the Partnership's sale of its properties that occurred in January 2001.

  Total expenses were $25,000 for the three months ended March 31, 2002 compared to $114,000 for the three months ended March 31, 2001, a decrease of $89,000. The reason for the change in expenses relates to a decline in transaction costs of $16,000 and a decline in general and administrative expense of $73,000. General and administrative expense declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun. General and administrative expense also declined due to a decrease in the amount of franchise taxes paid to various states.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.



                   PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         Two legal actions, as hereinafter described, against the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with a proposed transaction that was not consummated, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998 had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims.

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

                    DATE: May 24, 2002



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 24, 2002