Form 10-Q
period 2002-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 2002-08-14
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 2002

                                or

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

          Statements of Net Assets in Liquidation as of
     June 30, 2002 and December 31, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   4

          Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2002 to June 30, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   5

          Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2001 to June 30, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   6

          Statements of Operations for the six
     months ended June 30, 2002 and June 30, 2001
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   7

          Statements of Operations for the three
     months ended June 30, 2002 and June 30, 2001
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



                 BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2001 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Statements of Operations for the six months ended June 30, 2002 and 2001 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2002 and 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)

                                               June 30,
                                                2002      December 31,
                                             (Unaudited)     2001
ASSETS
Cash and cash equivalents                     $5,792,511    $5,477,530
Due from an affiliate (Note 3)                        --       320,569
Due from General Partners (Note 4)               140,000       140,000
  Total Assets                                 5,932,511     5,938,099

LIABILITIES
Accounts payable and accrued
 expenses                                        246,147       248,407
Due to affiliate (Note 3)                          5,050            --
Reserve for estimated costs during
 the period of liquidation                       143,900       174,200
  Total Liabilities                              395,097       422,607


Net Assets in Liquidation                     $5,537,414    $5,515,492






          See accompanying notes to financial statements



                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2002 TO JUNE 30, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                                   $5,515,492

Net income                                              21,922

Net Assets in Liquidation at
  June 30, 2002                                     $5,537,414













         See accompanying notes to financial statements.




                 BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2001 TO JUNE 30, 2001
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





                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                 2002          2001
Rental                              $     --      $     682
Interest                              53,381        147,311
Other                                  9,980         12,335
     Total income                     63,361        160,328

EXPENSES:
General and administrative            41,439        119,701
Transaction costs (Note 5)                --         21,058
     Total expenses                   41,439        140,759

Income before loss on sale
  of property                         21,922         19,569
Loss on the sale of property              --         (4,993)

Net income                          $ 21,922      $  14,576

Net income allocated to:
 General Partners                   $    548      $     364
 Limited Partners                   $ 21,374      $  14,212

Net income per unit
 (40,347 units outstanding)         $   0.53      $    0.35


















          See accompanying notes to financial statements.




                 BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                 2002          2001

Interest                             $ 26,702       $ 63,733
Other                                   9,364          9,492
     Total income                      36,066         73,225

EXPENSES:
General and administrative             16,832         22,480
Transaction costs (Note 5)                 --          4,766
     Total expenses                    16,832         27,246

Net income                           $ 19,234      $  45,979

Net income allocated to:
 General Partners                    $    385      $   1,149
 Limited Partners                    $ 18,849      $  44,830

Net income per unit
 (40,347 units outstanding)          $   0.47      $    1.11















         See accompanying notes to financial statements.




                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
        For the six months ended June 30, 2002 and 2001

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

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 2002, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 2002. As of June 30, 2002, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

  Basis of Presentation

  As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2002.

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

  The Partnership recorded an impairment adjustment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that was other than temporary.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Restricted Cash

  Per the terms of the settlement agreement (see Note 5) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

  The original General Partners owed the Partnership $140,000 at
June 30, 2002 and 2001, relating to the Distribution Guaranty
Reserve (see Note 4).

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

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                   2002                2001
Reimbursable operating
  expenses                       $37,918             $13,584

   As of June 30, 2002 the Partnership owed an affiliate $5,050 related to reimbursable operating expenses.

  As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represented the proceeds from the sale of Rock Hill which were wired to an affiliate in error. The amount was received in January 2002.

(4) WORKING CAPITAL RESERVES

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At June 30, 2002 and 2001, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(5)  LITIGATION

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

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys may also challenge this ruling. In addition, the Partnership may cross appeal the fee ruling. Therefore, it is uncertain whether this amount (or a greater or lesser amount) will actually be paid by the Partnership.

(6) SALE OF PARTNERSHIP ASSETS

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

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. As a result of this ruling the Partnership will be required to pay the plaintiff's attorneys approximately $220,000. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys may also challenge this ruling. In addition, the Partnership may cross appeal the fee ruling. Therefore, it is uncertain whether this amount (or a greater or lesser amount) will actually be paid by the Partnership.

  During the six months ended June 30, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions. As of December 31, 2001, the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill, which were wired to an affiliate in error. In January 2002, the affiliate returned this deposit error with interest to the Partnership.

Results of Operations (Liquidation Basis) - Six months ended June
30, 2002 and 2001

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had net income of $22,000 for the six months ended June 30, 2002 compared to net income of $15,000 for the six months ended June 30, 2001, an increase in net income of $7,000. The increase in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $63,000 for the six months ended June 30, 2002 compared to $160,000 for the six months ended June 30, 2001, a decline of $97,000. The decline in total income relates primarily to interest income. Interest income declined by $94,000 which is associated with a decline in interest rates on the Partnership's investments. The decline in rental income relates to the Partnership's January 2001 property sale.

  Total expenses were $41,000 for the six months ended June 30, 2002 compared to $141,000 for the six months ended June 30, 2001, a decrease of $100,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $78,000 and a decline in transaction costs of $21,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun. General and administrative expenses also declined due to a decrease in the amount of franchise taxes paid to various states.

Results of Operations (Liquidation Basis) - Three months ended June 30, 2002 and 2001

  The Partnership had net income of $19,000 for the three months ended June 30, 2002 compared to net income of $46,000 for the three months ended June 30, 2001, a decrease in net income of $27,000.

  Total income was $36,000 for the three months ended June 30, 2002 compared to $73,000 for the three months ended June 30, 2001, a decline of $37,000. The decline in total income relates primarily to interest income. Interest income declined by $37,000 which is associated with a decline in interest rates on the Partnership's investments.

  Total expenses were $17,000 for the three months ended June 30, 2002 compared to $27,000 for the three months ended June 30, 2001, a decrease of $10,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $6,000 and a decline in transaction costs of $5,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

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

         Exhibit 99.  Certification of Officers.


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

               DATE: August 14, 2002



               BY:   /s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer and Treasurer

               DATE: August 14, 2002





                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


The undersigned, being the duly elected Chief Executive Officer of Brauvin Realty Advisors II, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin High Yield Fund L.P. (the "Partnership"), and further certifies that to the best of his knowledge:

               (1) The Form 10-Q for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               (2) The information contained in said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 14th day of August, 2002.




                     /s/ Jerome J. Brault

                    Jerome J. Brault

                    Chief Executive Officer






           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


The undersigned, being the duly elected Chief Financial Officer of Brauvin Realty Advisors II, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin High Yield Fund L.P. II (the "Partnership"), and further certifies that to the best of his knowledge:

               (1) The Form 10-Q for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

               (2) The information contained in said Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 14th day of August, 2002.




                     /s/ Thomas E. Murphy

                    Thomas E. Murphy

                    Chief Financial Officer