Form 10-K
period 2002-12-31
BRAUVIN HIGH YIELD FUND L P II
filed 2003-03-31
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K


[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended   December 31, 2002
                                or
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

                 BRAUVIN HIGH YIELD FUND L.P. II
                   2002 FORM 10-K ANNUAL REPORT
                              INDEX
                             PART I
                                                                      Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 15

                             PART II

Item 5.  Market for the Registrant's Units and Related
         Security Holder Matters . . . . . . . . . . . . . . . . . . . 16

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . 17

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 19

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 8.  Consolidated Financial Statements and Supplementary
         Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . .23

                             PART III

Item 10. Directors and Executive Officers of the Partnership 24

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . 25

Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . 27

Item 13. Certain Relationships and Related Transactions. . . . . . . . 28

Item 14. Controls and Procedures . . . . . . . . . . . . . . . . . . . 28

                             PART IV

Item 15. Exhibits, Consolidated Financial Statement
         Schedules and Reports on Form 8-K . . . . . . . . . . . . . . 29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31


                   BRAUVIN HIGH YIELD FUND II
                (a Delaware limited partnership)

                             PART I

Item 1.   Business.

   Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership formed in May 1988 for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which would involve "triple-net" leases. It was anticipated at the time the Partnership first offered its Units (as defined below) that a majority of these properties would be leased to operators of national franchise fast food and sit-down restaurants, automotive service businesses and convenience stores, as well as banks and savings and loan branches. The leases would provide for a base minimum annual rent and increases in rent such as through participation in gross sales above a stated level, fixed increases on specific dates or indexation of rent to indices such as the Consumer Price Index.
The Partnership sold $38,923,000 of limited partnership interests (the "Units") commencing June 17, 1988, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, to the public at a price of $1,000 per Unit (the "Offering"). The Offering closed on September 30, 1989. The investors in the Partnership (the "Limited Partners") share in the benefits of ownership of the Partnership's real property investments according to the number of Units each owns. An additional $4,059,178 of Units were purchased by Limited Partners investing their distributions of Operating Cash Flow in the Partnership's distribution reinvestment plan (the "Plan") through December 31, 2002. These Units were purchased from the Units reserved for the Plan after termination of the Offering. These Units were issued at the Offering price per Unit, less any amounts per Unit of the Offering price that have been returned to participants. Of the Units issued under the Plan as of December 31, 2002, $2,886,915 were repurchased by the Partnership from investors liquidating their investment and have been retired.

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

   Pursuant to the terms of an agreement and plan of merger dated as of June 14, 1996, as amended March 24, 1997, June 30, 1997, September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 (the "Merger Agreement"), the Partnership proposed to merge with and into Brauvin Real Estate Funds, L.L.C., a Delaware limited liability company affiliated with certain of the General Partners (the "Purchaser") through a merger (the "Merger") of its Units. On November 8, 1996, the Limited Partners voted on an amendment of the Agreement allowing the Partnership to sell or lease property to affiliates (this amendment, together with the Merger shall be referred to herein as the "Transaction"). The Merger was not consummated primarily as a result of litigation that was subsequently settled on April 13, 1999.

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

   The Partnership has no employees.

Item 2.   Properties.

   The Partnership was landlord only and did not participate in the operations of any of the properties discussed herein. All properties were paid for in cash, without any financing.

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

   The following is a summary of the real estate and improvements formally owned by the Partnership at January 1, 2000, and subsequent transactions related thereto.

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

Ponderosa Joint Venture:

   The Partnership had a 99% interest in a joint venture with an affiliated public real estate limited partnership that acquired the following five Ponderosas (the "Joint Venture"):

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

Item 3. Legal Proceedings.

   Two legal actions, as hereinafter described, against the
General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with the Merger, have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners of the Partnership and affiliates of such General Partners, as well as the Partnership on a nominal basis in connection with the Merger. With respect to these actions the Partnership and the General Partners and their named affiliates denied all allegations set forth in the complaints and vigorously defended against such claims. On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's attorneys appealed
this ruling.   On September 24, 2002, the plaintiff's attorneys
filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and expenses of $263,081 on September 24, 2002.

Item 4. Submission of Matters To a Vote of Security Holders.

        None.


                            PART II

Item 5.  Market for the Registrant's Units and Related Security
         Holder Matters.

   At December 31, 2002, there were approximately 2,644 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Neither the Corporate General Partner nor the Partnership are obligated, but reserve the right, to redeem or repurchase the Units. Units may also be purchased by the Plan. Any Units so redeemed or repurchased shall be retired.

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

   Cash distributions to Limited Partners for 2002, 2001 and 2000 were $999,403, $0, and $16,280,010, respectively. Included in the cash distributions for 2002 and 2000 are return of capital distributions of $999,403 and $13,474,720, respectively. All remaining distributions represent cash flow from operations.

Item 6.   Selected Financial Data.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
            Years Ended December 31, 2002, 2001 and 2000

                                     2002           2001         2000

Selected Income Statement Data:
  Rental income                    $       --   $      682   $ 2,004,169
  Interest income                      98,955      234,210       289,018

  Net (loss) income                   (50,701)    (149,870)    2,498,403

  Net (loss) income
    per Unit (a)                   $    (1.23)  $    (3.62)  $     60.37

Selected Balance Sheet Data:
  Cash and cash equivalents        $4,503,838   $5,477,530   $ 5,315,759

  Real estate held for sale                --           --       589,495
  Total Assets                      4,643,838    5,938,099     6,380,861

  Cash distributions to
  Limited Partners (b)                     --           --     2,805,290

  Cash distributions to Limited
  Partners Per Unit (b)            $       --   $       --   $     69.53

  (a) Net (loss) income per Unit and cash distributions to Limited Partners per Unit are based on 40,348 Units outstanding.

  (b) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 2002 and 2000 of $999,403 and $13,474,720, respectively, which is $377.99 and $333.97 per unit, respectively.

  The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.





Item 6.     Selected Financial Data - continued.

                  BRAUVIN HIGH YIELD FUND L.P. II
                  (a Delaware limited partnership)
            (not covered by Independent Auditors' Report)
               Years Ended December 31, 1999 and 1998

                                           1999(e)           1998
Selected Income Statement Data:
      Rental income (a)                   $3,998,616         $ 4,070,823
      Interest income                         82,937             116,702

      Net income                           1,244,665             968,545

      Net income Per Unit (b)             $    30.08         $     23.41

Selected Balance Sheet Data:
      Cash and cash equivalents           $1,160,591         $ 1,585,830

      Land and buildings                          --          32,260,654
      Real estate held for sale           23,203,800                  --

      Total Assets                        24,963,925          28,471,346

      Cash distributions to
    Limited Partners (c)(d)                3,782,348           2,552,358

      Cash distributions to Limited
    Partners Per Unit (b)(d)              $    93.74         $     63.26

  (a) This includes $2,777 and $67,563 of non-cash income related to the change in the deferred rent receivable balance for 1999 and 1998, respectively.
  (b) Net income per Unit and cash distributions to Limited Partners per Unit are based on 40,348 Units outstanding.
  (c) This includes $8,815 and $11,521 paid to various states for income taxes on behalf of all Limited Partners for the years 1998 and 1997, respectively.
  (d) Not included in cash distributions to Limited Partners and the per Unit calculation was Return of Capital Distributions in 1999 and 1998 of $3,652,700 and $1,354,535, respectively, which is $90.53 and $33.57 per unit, respectively.
  (e) Information in this column reflects results on the going concern basis of accounting from January 1, 1999 to June 19, 1999 and on the liquidation basis of accounting from June 20, 1999 to December 31, 1999.


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

   On November 1, 2002, the Partnership made a distribution to the Limited Partners in the amount of $999,403 (or $24.77 per Unit).

   On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and expenses of $263,081 on September 24, 2002.

   Below is a table summarizing the five year historical data for operating distribution rates per unit:

Distribution
    Date            2002(a)   2001    2000(b)   1999 (c)  1998(d)
February 15         $  --    $  --   $19.8773  $24.9821  $     --
May 15                 --       --    18.0928   22.4924   21.9087
August 15              --       --    14.9522   19.5858   14.7020
November 15            --       --    16.6057   21.3147   26.3634

(a) A November 1, 2002 distribution consisted of return of capital of approximately $24.7698 per unit only.

(b) The August 15, 2000 distribution does not include a return of capital of approximately $287.0484 per unit. The May 15, 2000 distribution does not include a return of capital of approximately $41.3160 per Unit. The February 15, 2000 distribution does not include a return of capital of approximately $5.6013 per Unit.

 (c) The May 1999 distribution was made on May 17, 1999. In addition the August 15, 1999 amount does not include a return of capital distribution of approximately $5.2048 per Unit, and the November
     15, 1999 amount does not include a return of capital distribution of approximately $85.3273 per Unit.

 (d) The 1998 distributions were made on May 8, 1998, August 15, 1998, November 15, 1998, and February 15, 1999 respectively, and the amounts indicated above do not include return of capital distributions of approximately $18.4152, $15.1571, $0.00, and $0.00 per Unit, respectively.

  During the year ended December 31, 2000 the General Partners and their affiliates earned management fees of $23,424. As a result of the August 7, 2000 sale the General Partners were paid a distribution in the amount of $109,535. As of December 31, 2001, the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represented the proceeds from the sale of Rock Hill, which was wired to an affiliate in error. In January 2002, the affiliate returned this deposit error with interest to the Partnership.

Results of Operations - Years ended December 31, 2002 and 2001
(Liquidation Basis)

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

  The Partnership had a net loss of $51,000 for the year ended December 31, 2002 compared to net loss of $150,000 for the year ended December 31, 2001 a decrease in net loss of $99,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $132,000 for the year ended December 31, 2002 compared to $247,000 for the year ended December 31, 2001, a decline of $115,000. The decline in total income relates primarily to interest income offset by an increase in other income. Interest income declined by $135,000, which is associated with a decline in interest rates on the Partnership's investments and a decline in the total amount invested. The decline in rental income relates to the Partnership's January 2001 property sale.

  Total expenses were $182,000 for the year ended December 31, 2002 compared to $466,000 for the year ended December 31, 2001, a decrease of $284,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $92,000 and a decline in transaction costs of $191,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun. General and administrative expenses also declined due to a decrease in the amount of franchise taxes paid to various states.

Results of Operations - Years ended December 31, 2001 and 2000
(Liquidation Basis)

  As discussed above, the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

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

  As discussed above, the Partnership adopted the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

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

   Mr. Jerome J. Brault . . . .   Chairman of the Board of
                                  Directors, President and Chief
   Executive Officer

   Mr. James L. Brault  . . . .   Vice President and Secretary

   Mr. Thomas E. Murphy . . . .   Treasurer and Chief Financial
                                  Officer

    The business experience during the past five years of the General Partners and the principal officers and directors of the Corporate General Partner are as follows:

    MR. JEROME J. BRAULT (age 69) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 42) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

    MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. degree in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

    The General Partners are entitled to receive Acquisition Fees for services rendered in connection with the selection, purchase, construction or development of any property by the Partnership whether designated as real estate commissions, acquisition fees, finders' fees, selection fees, development fees, construction fees, non-recurring management fees, consulting fees or any other similar fees or commissions, however designated and however treated for tax or accounting purposes. Aggregate Acquisition Fees payable to all persons in connection with the purchase of Partnership properties may not exceed such compensation as is customarily charged in arm's-length transactions by others rendering similar services as an ongoing public activity in the same geographic locale and for comparable properties. The aggregate Acquisition Fees to be paid to the General Partners and their affiliates shall not exceed 6% of the gross proceeds of the Offering. No amounts were paid in 2002, 2001 or 2000.

    The General Partners were also entitled to receive any portion of the 1% of the gross proceeds of the Offering placed in the Distribution Guaranty Reserve not utilized to pay the Distribution Guaranty through the Distribution Guaranty Termination Date. The General Partners received approximately $140,000 in consideration for providing such guaranty to the Partnership through the Distribution Guaranty Termination date of July 28, 1989. However, in order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue the Distribution Guaranty up to the net $140,000 of Distribution Guaranty previously paid to them. At December 31, 2002, 2001, and 2000, $140,000 was due from the original General Partners related to the Distribution Guaranty.

    An affiliate of the General Partners may provide leasing and re-leasing services to the Partnership in connection with the management of Partnership properties. The maximum property management fee payable to the General Partners or their affiliates shall be equal to 1% of the gross revenues of each Partnership property or interest therein, however, the receipt of such property management fee by the General Partners or their affiliates is subordinated to the receipt by the Limited Partners of a 9% non-cumulative, non-compounded annual return on Adjusted Investment. An affiliate of the General Partners received $23,424 in 2000, for providing such services to the Partnership.

(c, d, e & f)   Not applicable.

(g) The Partnership has no employees and pays no employee or director compensation.

(h & i)         Not applicable.

(j)             Compensation Committee Interlocks and Insider
                Participation. Since the Partnership has no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

(k)             Not applicable.

(l)             Not applicable.

    The following is a summary of all fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2002, 2001 and 2000:

                                      2002    2001        2000

Management fees                     $    --  $     --  $ 20,789
Reimbursable operating expenses      91,538    68,884   300,675

    As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill which was wired to an affiliate in error. This amount was repaid to the Partnership with interest in January, 2002.


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

    (c)    The original General Partners owe the Partnership, at
           December 31, 2002, 2001 and 2000, approximately $140,000.

    (d)    There have been no transactions with promoters.

Item 14.   Controls and Procedures.

    Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

    No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

(b) Form 8-K.
      None.

(c) An annual report for the fiscal year 2002 will be sent to the Limited Partners subsequent to this filing.



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





DATED: March 31, 2003



           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1.    I have reviewed this annual report on Form 10-K of Brauvin
      High Yield Fund L.P. II.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
      13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                     BY:/s/ Jerome J. Brault
                        Jerome J. Brault
                        Chairman of the Board of Directors,
                        President and Chief Executive Officer

                     DATE: March 31, 2003



           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Brauvin High Yield Fund L.P. II.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                     BY:/s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer and Treasurer

                     DATE: March 31, 2003





                           Exhibit 99

                    SECTION 906 CERTIFICATION


      The following statement is provided by the undersigned to accompany the annual report on Form 10-K for the quarter ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

      Each of the undersigned certifies that the foregoing Report on Form 10-K fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Brauvin High Yield Fund L.P. II.



      BY:            Brauvin Realty Advisors II, Inc.
                     Corporate General Partner of
                     Brauvin High Yield Fund L.P. II


                     BY:/s/ Jerome J. Brault
                     Jerome J. Brault
                     Chairman of the Board of Directors,
                     President and Chief Executive Officer

                     DATE: March 31, 2003



                     BY:/s/ Thomas E. Murphy
                     Thomas E. Murphy
                     Chief Financial Officer and Treasurer

                     DATE: March 31, 2003






            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                 Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .  F-2

Independent Auditors' Report . . . . . . . . . . . . . . . . . .  F-3

Consolidated Financial Statements:

Consolidated Statements of Net Assets in Liquidation
as of December 31, 2002 and December 31, 2001
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2002
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended December 31, 2001
(Liquidation Basis). . . . . . . . . . . . . . . . . . . . . . .  F-6

Consolidated Statements of Operations for the years
ended December 31, 2002, December 31, 2001 and
December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . . . . .  F-8

Schedule III -- Real Estate and Accumulated
Depreciation, December 31, 2002. . . . . . . . . . . . . . . . .  F-19

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, or not material.



                  INDEPENDENT AUDITORS' REPORT

Partners
Brauvin High Yield Fund L.P. II


We have audited the accompanying consolidated financial statements of Brauvin High Yield Fund L.P. II and subsidiaries, for the years ended December 31, 2002 and 2001 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brauvin High Yield Fund L.P. II and subsidiaries, at December 31, 2002 and 2001, and the results of its operations for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 3, 2003



INDEPENDENT AUDITORS' REPORT

To the Partners
Brauvin High Yield Fund L.P. II
Chicago, Illinois


We have audited the statement of net assets of Brauvin High Yield Fund L.P. II as of December 31, 2000 (not presented herein) and the related statements of changes in net assets (not presented herein) and operations the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Brauvin High Yield Fund L.P. II at December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche

Chicago, Illinois
February 16, 2001


CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION
      BASIS) AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

                  December 31, 2002 December 31,2001

ASSETS

Cash and cash equivalents                   $ 4,503,838      $ 5,477,530
Due from an affiliate(Note 4)                        --          320,569
Due from General Partners (Note 4)              140,000          140,000
   Total Assets                               4,643,838        5,938,099

LIABILITIES
Accounts payable and accrued
  expenses                                       20,050          248,407
Reserve for estimated liquidation
  costs                                         158,400          174,200
   Total Liabilities                            178,450          422,607


   Net Assets in Liquidation                $ 4,465,388      $ 5,515,492













   See accompanying notes to consolidated financial statements.



    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2002


Net Assets in Liquidation
at January 1, 2002                           $ 5,515,492

Net loss                                         (50,701)

Distribution to Limited Partners                (999,403)

Net Assets in Liquidation
at December 31, 2002                         $ 4,465,388














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





                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (Liquidation Basis)
                                   Year Ended   Year Ended     Year Ended
                                   December 31, December 31,   December 31,
                                        2002         2001          2000

INCOME
Rental                                $      --    $      682    $2,004,169
Interest                                 98,955       234,210       289,018
Other                                    32,725        12,335       129,688
        Total income                    131,680       247,227     2,422,875
EXPENSES
General and administrative              143,223       235,533       449,385
Management fees (Note 4)                     --            --        20,789
Transaction costs (Note 6)               39,158       230,020        73,244
        Total expenses                  182,381       465,553       543,418
(Loss) income before gain on
   sale of property and minority
   interest and equity interests'
   share in net income                  (50,701)     (218,326)    1,879,457

Gain on sale of property                     --        68,456     3,881,003

(Loss) income before minority
   interest and equity interest's
   share in net income                  (50,701)     (149,870)    5,760,460

Minority interest's share
 in Joint Venture
 net loss (income):
   Brauvin High Yield Venture                --            --           598
   Brauvin Funds Joint Venture               --            --    (1,039,779)

   Total minority interest's share
     in net loss (income)                    --            --    (1,039,181)
(Loss) income before adjustment
 to liquidation basis                   (50,701)     (149,870)    4,721,279
Adjustment to
 liquidation basis                           --            --    (2,222,876)

Net (loss) income                     $ (50,701)  $  (149,870)   $2,498,403
Net (loss) income allocated to:
   General Partners                   $  (1,268)  $    (3,747)   $   62,460

   Limited Partners                   $ (49,433)  $  (146,123)   $2,435,943
Net (loss) income per
   Unit outstanding (a)               $   (1.23)  $     (3.62)   $    60.37

     (a)  Net (loss) income per Unit is based on 40,348 Units outstanding.




          See accompanying notes to consolidated financial statements.



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the years ended December 31, 2002, 2001 and 2000


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

   The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through December 31, 2002, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of December 31, 2002. As of December 31, 2002, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

 Pursuant to the approval of the "Special Master" appointed by the Court and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.


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

  Basis of Presentation

  As a result of the settlement agreement (see Note 6) which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2002.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 2002 and December 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General Partners and affiliates; accounts payable and accrued expenses; and reserve for estimated liquidation costs.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2002 or 2001.

  Recent Accounting Pronouncements

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

  Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition, of additional intangible assets (acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

  In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Recession of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the recission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

  In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

  In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

  The Partnership does not believe that the adoption of SFAS 143, 144 and 145 and FIN 45 and 46, will have a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

  In 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

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

  The original General Partners owed the Partnership $140,000 at
December 31, 2002 and 2001, relating to the Distribution Guaranty
Reserve.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                  2002       2001        2000

Management fees               $     --    $     --    $ 20,789
Reimbursable operating
  expenses (allocated
  overhead and
  administrative costs)         91,538       68,884    300,675

  As of December 31, 2001 the Partnership was owed $320,569 from an affiliate representing the proceeds from the sale of Rock Hill which was wired to the affiliate in error. The amount was received in January 2002.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At December 31, 2002, 2001 and 2000, $140,000 was due
from the original General Partners related to the Distribution
Guaranty.

(6)  MERGER AND LITIGATION

  The Partnership had proposed to merge with and into an entity affiliated with certain of the General Partners. Promptly upon consummation of the merger, the Partnership would have ceased to exist and the surviving entity would have succeeded to all of the assets and liabilities of the Partnership.

  The merger was not completed primarily due to litigation and by agreement of the Partnership and the General Partners and pursuant to a motion of the General Partners, the District Court entered an order preventing the Partnership and the General Partners from completing the merger of otherwise disposing of all or substantially all of the Partnership's assets until further order of the Court.

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

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and expenses of $263,081 on September 24, 2002.

(7) SALE OF PARTNERSHIP ASSETS

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

(8) LEASES

  The Partnership's rental income was principally obtained from tenants through rental payments provided under triple-net noncancellable operating leases.

  The Partnership sold its sole remaining property to a third party in December 2001, therefore, a presentation of a five year minimum rent schedule is not relevant.

                                                       SCHEDULE III
                                              BRAUVIN HIGH YIELD FUND L.P. II
                                             (a Delaware limited partnership)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 2002
                                                                          Gross Amount at Which Carried
                                                 Initial Cost(a)                 at  Close of Period
                                             Buildings    Cost of      Buildings
                                                 and      Subsequent       and      Accumulated                     Date
Description      Encumbrances(c)   Land     Improvements Improvements     Land
Improvements  Depreciation (b)  Acquired
Ponderosas - BHYF II       $0  $ 3,907,384   $9,117,233      $0        $3,420,437  $7,981,017
$2,470,027     9/88-11/89
Ponderosas - BHYV           0    1,810,770    4,225,129       0         1,413,165   3,297,387
1,060,653           9/88
Taco Bell                   0      128,236      299,218       0           128,236     299,218         89,349
1/89
Scandinavian
 Health Spa-BFJV            0    1,657,861    3,868,342       0         1,657,861   3,868,342
1,095,039           7/89
Children's World
 Learning Centers           0      771,140    1,799,327       0           771,140    1,799,327       461,797
  1/90-9/90
Hardee's Restaurants        0      729,798    1,702,861       0           265,219      618,845       219,296
   5/90-7/90
Avis Lubes                  0      507,620    1,184,448       0           507,620    1,184,448       304,347
6/90-8/90
Blockbuster Video Store     0      354,644      827,501       0           354,644      827,501
209,999           9/90
Chi-Chi's Restaurants       0    1,408,671    2,150,981       0         1,408,671    2,150,981
649,718           3/91
Adjustment to
 liquidation basis
 and property sales         0            0            0       0        (9,926,993) (22,027,066)   (6,560,225)
                           $0  $11,276,124  $25,175,040      $0       $         0  $         0    $        0

<F1>
NOTES:
(a)  The cost of this real estate was $34,616,656 for tax purposes (unaudited).  The buildings are depreciated over
        approximately 35 years using the straight line method.  The properties were constructed between 1969 and 1990.
(b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

Real estate                               2002               2001          2000
Balance at beginning of year           $      --        $   589,495      $23,203,800
Adjustment to liquidation basis               --                 --       (2,222,876)
Property sales                                --           (589,495)     (20,391,429)
     Balance at end of year            $      --        $        --      $   589,495

  (c)   Encumbrances - Brauvin High Yield Fund L.P. did not borrow cash in order to purchase its properties.  100% of the
        land and buildings were paid for with funds contributed by the Interest Holders.
  (d)   On June 18, 1999, the Partnership adopted the liquidation basis of accounting.  In conjunction with the adoption to
        the liquidation basis of accounting the carrying value of the assets were recorded at net realizable amounts
        (estimated sales price less all costs associated with the sale of the properties) and the designation of land and
        building were classified as into real estate held for sale.



                            EXHIBITS

                                TO

                 BRAUVIN HIGH YIELD FUND L.P. II
                     FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED
                        DECEMBER 31, 2002



                          EXHIBIT INDEX

                BRAUVIN HIGH YIELD FUND L.P. II

                           FORM 10-K

          For the fiscal year ended December 31, 2002


 Exhibit (21)    Subsidiaries of the Registrant



                            Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin High Yield Venture                         Illinois

Brauvin Funds Joint Venture                        Illinois