Form 10-Q
period 2003-03-31
BRAUVIN HIGH YIELD FUND L P II
filed 2003-05-21
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          March 31, 2003

                                or

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


                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . .   3

     Statements of Net Assets in Liquidation as of
     March 31, 2003 and December 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   4

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2003 to March 31, 2003
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   5

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2002 to March 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   6

     Statements of Operations for the three
     months ended March 31, 2003 and March 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . .   7

     Notes to Financial Statements . . . . . . . . . . . . . .   8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . .  19

Item 3. Quantitative and Qualitative Disclosures about
     Market Risk . . . . . . . . . . . . . . . . . . . . . . .  21

Item 4. Controls and Procedures. . . . . . . . . . . . . . . .  21

PART II   Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . .  22

Item 2. Changes in Securities. . . . . . . . . . . . . . . . .  22

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . .  22

Item 4. Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 5. Other Information. . . . . . . . . . . . . . . . . . .  22

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  23


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2002 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of March 31, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2003 and 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    March 31, 2003 AND December 31, 2002 (LIQUIDATION BASIS)

                                                March 31,
                                                  2003      December 31,
                                                (Unaudited)     2002
ASSETS
Cash and cash equivalents                       $4,492,799    $4,503,838
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                   4,632,799     4,643,838

LIABILITIES:
Accounts payable and accrued
 expenses                                           26,977        20,050
Reserve for estimated costs during
 the period of liquidation                         145,650       158,400
  Total Liabilities                                172,627       178,450


Net Assets in Liquidation                       $4,460,172    $4,465,388





















          See accompanying notes to financial statements


                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2003 TO March 31, 2003
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                                      $4,465,388

Loss from operations                                       (5,216)

Net Assets in Liquidation at
  March 31, 2003                                       $4,460,172




















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


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)


         STATEMENTS OF OPERATIONS (LIQUIDATION BASIS)
              For the Three Months Ended March 31,
                          (Unaudited)


INCOME:                                           2003          2002

Interest                                        $13,604        $26,679
Other                                                --            616
     Total income                                13,604         27,295

EXPENSES:
General and administrative                       18,820         24,607

     Total expenses                              18,820         24,607

Net (loss) income                               $(5,216)       $ 2,688
Net (loss) income allocated to:
 General Partners                               $  (130)       $    67
 Limited Partners                               $(5,086)       $ 2,621
Net (loss) income per unit
 (40,347 units outstanding)                     $ (0.13)       $  0.06




















         See accompanying notes to financial statements.


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
       For the three months ended March 31, 2003 and 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

  Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership which was organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which are subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership.

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through March 31, 2003, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of March 31, 2003. As of March 31, 2003, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

  Basis of Accounting

  As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2003.

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

  The fair value estimates are based on information available to management as of March 31, 2003 and December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General Partners and affiliates; accounts payable and accrued expenses; and reserve for estimated liquidation costs.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2003 or 2002.

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

  The Partnership does not believe that the adoption of SFAS 143, 144 and 145 and FIN 45 and 46, has a significant impact on its financial statements.

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

  The original General Partners owed the Partnership $140,000 at
March 31, 2003 and December 31, 2002, relating to the Distribution Guaranty Reserve (see Note 5).

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the three months ended March 31, 2003 and 2002 were as follows:

                                   2003                2002
Reimbursable operating
  expenses                       $20,534             $22,769

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At March 31, 2003 and December 31, 2002, $140,000 was
due from the original General Partners related to the Distribution
Guaranty.

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

  During the three months ended March 31, 2003 and 2002, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Three months ended
March 31, 2003 and 2002

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had a net loss of $5,000 for the three months ended March 31, 2003 compared to a net income of $3,000 for the three months ended March 31, 2002, an decrease in net income of $8,000. The decrease in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $14,000 for the three months ended March 31, 2003, compared to $27,000 for the three months ended March 31, 2002, a decline of $13,000. The $13,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments as well as a decline in the cash available for investment.

  Total expenses were $19,000 for the three months ended March 31, 2003, compared to $25,000 for the three months ended March 31, 2002, a decrease of $6,000. The reason for the change in expenses relates to a decline in general and administrative expense of $6,000. General and administrative expense declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer of the corporate general partner have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

  There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Chief Executive Officer and Chief Financial Officer are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


               PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission Of Matters To a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports On Form 8-K.

         Exhibit 99. Certification of Officers


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

                    DATE: May 20, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: May 20, 2003




           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II

I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: May 20, 2003



           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P. II;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003




                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Brauvin High Yield Fund L.P. II.



     BY:            Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II


                    BY:/s/ Jerome J. Brault
                    Jerome J. Brault
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer

                    DATE: May 20, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003