Form 10-Q
period 2003-06-30
BRAUVIN HIGH YIELD FUND L P II
filed 2003-08-20
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 2003

                                or

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

     Statements of Net Assets in Liquidation as of
     June 30, 2003 and December 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . .           4

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2003 to June 30, 2003
     (Liquidation Basis) . . . . . . . . . . . . . . .           5

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2002 to June 30, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . .           6

     Statements of Operations for the six
     months ended June 30, 2003 and June 30, 2002
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


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2002 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of June 30, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis) and Statements of Operations for the six months ended June 30, 2003 and 2002 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2003 and 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
    JUNE 30, 2003 AND DECEMBER 31, 2002 (LIQUIDATION BASIS)

                                               June 30,
                                                2003      December 31,
                                             (Unaudited)     2002
ASSETS
Cash and cash equivalents                       $4,470,375    $4,503,838
Due from General Partners (Note 5)                 140,000       140,000
  Total Assets                                   4,610,375     4,643,838

LIABILITIES:
Accounts payable and accrued
 expenses                                           19,459        20,050
Reserve for estimated costs during
 the period of liquidation                         134,100       158,400
  Total Liabilities                                153,559       178,450


Net Assets in Liquidation                       $4,456,816    $4,465,388















          See accompanying notes to financial statements


                  BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                                      $4,465,388

Loss from operations                                       (8,572)

Net Assets in Liquidation at
  June 30, 2003                                        $4,456,816











         See accompanying notes to financial statements.


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO JUNE 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                                      $5,515,492

Income from operations                                     21,922

Net Assets in Liquidation at
  June 30, 2002                                        $5,537,414












        See accompanying notes to financial statements.


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)


                   STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                            2003          2002

Interest                                        $26,428        $53,381
Other                                                --          9,980
     Total income                                26,428         63,361

EXPENSES:
General and administrative                       35,000         41,439

     Total expenses                              35,000         41,439

Net (loss) income                               $(8,572)       $21,922
Net (loss) income allocated to:
 General Partners                               $   (86)       $   548
 Limited Partners                               $(8,486)       $21,374
Net (loss) income per unit
 (40,347 units outstanding)                     $ (0.21)       $  0.53










         See accompanying notes to financial statements.



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                           2003          2002

Interest                                       $ 12,824       $ 26,702
Other                                                --          9,364
     Total income                                12,824         36,066

EXPENSES:
General and administrative                       16,180         16,832
     Total expenses                              16,180         16,832

Net (loss) income                              $ (3,356)      $ 19,234

Net (loss) income allocated to:
 General Partners                              $    (34)     $     385
 Limited Partners                              $ (3,322)     $  18,849

Net (loss) income per unit
 (40,347 units outstanding)                    $  (0.08)     $    0.47












         See accompanying notes to financial statements.


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
        For the six months ended June 30, 2003 and 2002

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

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through June 30, 2003, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of June 30, 2003. As of June 30, 2003, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

  Basis of Accounting

  As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2003.

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

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within six months of purchase.

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

  The fair value estimates are based on information available to management as of June 30, 2003 and December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from General Partners; accounts payable and accrued expenses; and reserve for estimated costs during the period of liquidation.

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

  The original General Partners owed the Partnership $140,000 at
June 30, 2003 and December 31, 2002, relating to the Distribution
Guaranty Reserve (see Note 5).

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the six months ended June
30, 2003 and 2002 were as follows:

                                   2003                2002
Reimbursable operating
  expenses                       $32,084             $37,918

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At June 30, 2003 and December 31, 2002, $140,000 was due
from the original General Partners related to the Distribution
Guaranty.

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

  The Special Master approved total reserves for the Partnership in the amount of $5.177 million or $128.31 per Unit. These reserves were held by the Partnership; and the length of the reserve period and the remaining amounts that will ultimately be distributed to investors will depend on several factors not known at this time. The Partnership intends to make a liquidating distribution to the Limited Partners from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

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

  During the six months ended June 30, 2003 and 2002, the General
Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Six months ended June
30, 2003 and 2002

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had a net loss of $9,000 for the six months ended June 30, 2003 compared to a net income of $22,000 for the six months ended June 30, 2002, a decrease in net income of $31,000. The decrease in net income is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $26,000 for the six months ended June 30, 2003, compared to $63,000 for the six months ended June 30, 2002, a decline of $37,000 which is primarily a result of a decline in interest income. The $27,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments as well as a decline in the cash available for investment.

  Total expenses were $35,000 for the six months ended June 30, 2003, compared to $41,000 for the six months ended June 30, 2002, a decrease of $6,000. The reason for the change in expenses relates to a decline in general and administrative expense of $6,000. General and administrative expense declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Results of Operations (Liquidation Basis) - Three months ended June 30, 2003 and 2002

  The Partnership had net loss of $3,000 for the three months ended June 30, 2003 compared to net income of $19,000 for the three months ended June 30, 2002, a decrease in net income of $22,000.

  Total income was $13,000 for the three months ended June 30, 2003 compared to $36,000 for the three months ended June 30, 2002, a decline of $23,000. The decline in total income relates primarily to interest income. Interest income declined by $14,000 which is associated with a decline in interest rates on the Partnership's investments.

  Total expenses were $16,000 for the three months ended June 30, 2003 compared to $17,000 for the three months ended June 30, 2001, a decrease of $1,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $1,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

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

                    DATE: August 19, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: August 19, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003



                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE: August 19, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003