Form 10-Q
period 2003-09-30
BRAUVIN HIGH YIELD FUND L P II
filed 2003-12-15
CIK 832775

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 2003


                                or

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

     Statements of Net Assets in Liquidation as of
     September 30, 2003 and December 31, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . 4

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2003 to September 30, 2003
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . 5

     Statement of Changes in Net Assets in Liquidation
     for the period January 1, 2002 to September 30, 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . 6

     Statements of Operations for the nine months ended
     September 30, 2003 and 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . 7

     Statements of Operations for the three months ended
     September 30, 2003 and 2002
     (Liquidation Basis) . . . . . . . . . . . . . . . . . . . . 8

     Notes to Financial Statements . . . . . . . . . . . . . . . 9

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . .20

Item 3. Quantitative and Qualitative Disclosures about
     Market Risk . . . . . . . . . . . . . . . . . . . . . . . .22

Item 4. Controls and Procedures. . . . . . . . . . . . . . . . .22

PART II  Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .24

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .24

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .24

Item 4. Submissions of Matters to a Vote of Security
     Holders . . . . . . . . . . . . . . . . . . . . . . . . . .24

Item 5. Other Information. . . . . . . . . . . . . . . . . . . .24

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .25

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2002 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2003, Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2003 and 2002 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2003 and 2002 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-K.

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (LIQUIDATION BASIS)

                                               September 30,
                                                  2003      December 31,
                                                 (Unaudited)     2002
ASSETS
Cash and cash equivalents                       $4,432,358    $4,503,838
Due from Affiliate                                  11,210            --
Due from General Partners (Note 5)                      --       140,000
  Total Assets                                   4,443,568     4,643,838

LIABILITIES:
Accounts payable and accrued
 expenses                                           27,281        20,050
Reserve for estimated costs during
 the period of liquidation                         122,550       158,400
  Total Liabilities                                149,831       178,450


Net Assets in Liquidation                       $4,293,737    $4,465,388


















          See accompanying notes to financial statements

                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2003                                      $4,465,388

Loss from operations                                     (171,651)

Net Assets in Liquidation at
  September 30, 2003                                   $4,293,737





















         See accompanying notes to financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                                      $5,515,492

Loss from operations                                      (22,449)

Net Assets in Liquidation at
  September 30, 2002                                   $5,493,043




















        See accompanying notes to financial statements.


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)


                   STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                          2003          2002

Interest                                      $  37,073       $ 79,789
Other                                                --         22,725
     Total income                                37,073        102,514

EXPENSES:
Transaction costs                                    --         39,158
General and administrative                      208,724         85,805

     Total expenses                             208,724        124,963

Net loss                                      $(171,651)      $(22,449)
Net loss allocated to:
 General Partners                             $  (4,291)      $   (561)
 Limited Partners                             $(167,360)      $(21,888)
Net loss per unit
 (40,347 units outstanding)                   $   (4.15)      $  (0.54)

















         See accompanying notes to financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                           2003          2002

Interest                                      $  10,645       $ 26,408
Other                                                --         12,745
     Total income                                10,645         39,153

EXPENSES:
Transaction costs                                    --         39,158
General and administrative                      173,724         44,366
     Total expenses                             173,724         83,524

Net loss                                      $(163,079)      $(44,371)

Net loss allocated to:
 General Partners                             $  (4,077)      $ (1,109)
 Limited Partners                             $(159,002)      $(43,262)

Net loss per unit
 (40,347 units outstanding)                   $   (3.94)      $  (1.07)



















         See accompanying notes to financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
     For the nine months ended September 30, 2003 and 2002

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

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 2003, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 2003. As of September 30, 2003, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

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

  Basis of Accounting

  As a result of the settlement agreement (see Note 6), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2003.

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

  The fair value estimates are based on information available to management as of September 30, 2003 and December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are a reasonable estimate of fair value: cash and cash equivalents; due from affiliate and General Partners; accounts payable and accrued expenses; and reserve for estimated costs during the period of liquidation.

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

  In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 and commencing with the first for fiscal year or interim periods ending after December 15, 2003.

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

  The original General Partners owed the Partnership $140,000 at December 31, 2002, relating to the Distribution Guaranty Reserve (see Note 5). During the third quarter of 2003, the Partnership instituted collection procedures from the original General Partners and it was determined that collection of this receivable was unenforceable.

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

  Fees, commissions and other expenses paid or payable to the General Partners or its affiliates for the nine months ended
September 30, 2003 and 2002 were as follows:

                                   2003                2002
Reimbursable operating
  expenses                       $68,634             $76,388

  As of September 30, 2003 the Partnership was owed $11,210 from an affiliate. The Partnership received this reimbursement in October, 2003.

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

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At December 31, 2002, $140,000 was due from the original General Partners related to the Distribution Guaranty. During the third quarter of 2003, the Partnership instituted collection procedures from the original General Partners and it was determined that collection of this receivable was unenforceable.

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

  During the nine months ended September 30, 2003 and 2002, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions.

Results of Operations (Liquidation Basis) - Nine months ended
September 30, 2003 and 2002

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had a net loss of $172,000 for the nine months ended September 30, 2003 compared to a net loss of $22,000 for the nine months ended September 30, 2002, an increase in net loss of $149,000.

  Total income was $37,000 for the nine months ended September 30, 2003, compared to $103,000 for the nine months ended September 30, 2002, a decline of $65,000 which is primarily a result of a decline in interest income. The $43,000 decline in interest income is associated with a decline in interest rates on the Partnership's investments as well as a decline in the cash available for investment.

  Total expenses were $209,000 for the nine months ended September 30, 2003, compared to $125,000 for the nine months ended September 30, 2002, an increase of $84,000. The reason for the change in expenses is primarily a result of the $140,000 distribution guarantee as it was determined that the collection of this receivable was deemed unenforceable from the General Partners offset by a reduction in transaction costs of $39,000.

Results of Operations (Liquidation Basis) - Three months ended
September 30, 2003 and 2002

  The Partnership had net loss of $163,000 for the three months ended September 30, 2003 compared to net loss of $44,000 for the three months ended September 30, 2002, an increase in net loss of $119,000.

  Total income was $11,000 for the three months ended September 30, 2003 compared to $39,000 for the three months ended September 30, 2002, a decline of $28,000. The decline in total income relates primarily to interest income. Interest income declined by $15,000 which is associated with a decline in interest rates on the Partnership's investments.

  Total expenses were $174,000 for the three months ended September 30, 2003 compared to $84,000 for the three months ended September 30, 2001, an increase of $90,000. The reason for the change in expenses is primarily a result of the $140,000 distribution guarantee as it was determined that the collection of this receivable was deemed unenforceable from the General Partners offset by a reduction in transaction costs of $39,000.

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

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission Of Matters To a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         On October 28, 2003, Jerome Brault resigned as an
                  Individual General Partner of the Partnership.

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

                    DATE: December 15, 2003



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: December 15, 2003




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

                    DATE: December 15, 2003


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


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: December 15, 2003



                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                    DATE: December 15, 2003



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: December 15, 2003